Form 10QSB
period 1996-06-30
ASV INC /MN/
filed 1996-08-02
CIK 926763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1996

                        Commission file number: 0-25620

                                 A.S.V., INC.
            (Exact name of registrant as specified in its charter)

                    MINNESOTA                            41-1459569
           ---------------------------              --------------------
         State or other jurisdiction of      I.R.S. Employer Identification No.
         incorporation of organization

                  840 LILY LANE
                  P.O. BOX 5160
             GRAND RAPIDS, MN 55744                     (218) 327-3434
         ------------------------------              ---------------------
      Address of principal executive offices    Registrant's telephone number

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
    for the past 90 days.                              [X] Yes        [_] No

         At June 30, 1996, 3,200,906 shares of registrant's $.01 par value Common Stock were outstanding.

            Transitional Small Business Issuer Format  [_] Yes        [X] No

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                          A.S.V., INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,        December 31,
                                                    1996              1995
                                                ------------    ----------------
                                                 (Unaudited)
        ASSETS

CURRENT ASSETS
  Cash and cash equivalents...................    $1,071,777          $  437,727
  Marketable security.........................        50,000              50,000
  Accounts receivable, net....................       891,067             737,323
  Inventories.................................     3,400,463           3,685,975
  Prepaid expenses and other..................       123,793              62,224
                                                  ----------          ----------
        Total current assets..................     5,537,100           4,973,249

Property and equipment, net...................     1,392,098           1,348,966
                                                  ----------          ----------
        Total Assets                              $6,929,198          $6,322,215
                                                  ==========          ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term liabilities....    $   12,520          $   21,638
  Accounts payable............................       536,665             179,382
  Accrued expenses:
    Compensation..............................        44,628              70,220
    Taxes, other than income..................        47,412              21,182
    Other.....................................        75,133              66,163
  Income taxes payable........................        76,761             229,591
                                                  ----------          ----------
          Total current liabilities...........       793,119             588,176
                                                  ----------          ----------

LONG-TERM LIABILITIES, less current portion...       672,530             656,297
                                                  ----------          ----------
SHAREHOLDERS' EQUITY
  Capital stock, $.01 par value:
    Preferred stock, 5,000,000 shares
      authorized; no shares outstanding.......             -                   -
    Common stock, 15,000,000 shares
      authorized; 3,200,906 shares issued
      and outstanding in 1996; 3,175,906
      shares issued and outstanding in 1995...        32,009              31,759
  Additional paid-in capital..................     4,987,004           4,929,504
  Retained earnings...........................       444,536             116,479
                                                  ----------          ----------
                                                   5,463,549           5,077,742
                                                  ----------          ----------
        Total Liabilities and
          Shareholders' Equity................    $6,929,198          $6,322,215
                                                  ==========          ==========

See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                  -----------------------------      ----------------------------
                                                       1996           1995               1996            1995
                                                  -------------  --------------      ------------   -------------

Net sales...................................      $  2,862,298     $  1,958,421     $  5,343,971     $  3,705,516

Cost of goods sold..........................         2,230,025        1,553,534        4,148,661        2,961,752
                                                  ------------     ------------     ------------     ------------

         Gross profit.......................           632,273          404,887        1,195,310          743,764
                                                  ------------     ------------     ------------     ------------

Operating expenses:
   Selling, general and administrative......           309,253          231,329          591,280          485,168
   Research and development.................            43,233           11,524           73,713           22,173
                                                  ------------     ------------     ------------     ------------
                                                       352,486          242,853          664,993          507,341
                                                  ------------     ------------     ------------     ------------

         Operating Income...................           279,787          162,034          530,317          236,423
                                                  ------------     ------------     ------------     ------------

Other income (expense)
   Interest expense.........................           (11,710)          (9,239)         (23,749)         (11,613)
   Other, net...............................            14,284            6,390           22,589           18,390
                                                  ------------     ------------     ------------     ------------
                                                         2,574           (2,849)          (1,160)           6,777
                                                  ------------     ------------     ------------     ------------

         Income before income taxes.........           282,361          159,185          529,157          243,200

Provision for income taxes..................           107,300           58,900          201,100           90,000
                                                  ------------     ------------     ------------     ------------

         NET INCOME ........................      $    175,061     $    100,285     $    328,057     $    153,200
                                                  ============     ============     ============     ============

Net income per common share.................      $        .05     $        .03     $        .09     $        .05
                                                  ============     ============     ============     ============

Weighted average number of common and
   common equivalent shares outstanding.....         3,478,146        3,334,012        3,436,180        3,283,799
                                                  ============     ============     ============     ============




See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                1996                       1995
                                                             ----------                ------------
Cash flows from operating activities:
 Net income...........................................       $  328,057                $    153,200
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation........................................          55,800                      37,190
   Interest accrued on capital lease obligation........          22,800                           -
   Changes in assets and liabilities:
     Accounts receivable...............................        (153,744)                   (250,605)
     Inventories.......................................         285,512                    (497,068)
     Prepaid expenses..................................         (61,569)                     61,313
     Accounts payable..................................         357,283                     323,036
     Accrued expenses..................................           9,608                     119,857
     Income taxes payable..............................        (152,830)                     78,879
                                                             ----------                ------------

Net cash provided by operating activities.............          690,917                      25,802
                                                             ----------                ------------

Cash flows from investing activities:
 Purchase of property and equipment...................          (98,932)                   (334,876)
 Redemption of marketable security....................                -                     500,000
 Purchase of marketable security......................                -                    (311,282)
                                                             ----------                ------------

Net cash used in investing activities.................          (98,932)                   (146,158)
                                                             ----------                ------------

Cash flows from financing activities:
 Exercise of stock options............................           57,750                           -
 Principal payments on long-term liabilities..........          (15,685)                    (51,444)
                                                             ----------                ------------

Net cash provided by (used in) financing activities...           42,065                     (51,444)
                                                             ----------                ------------

Net increase (decrease) in cash and cash equivalents..          634,050                    (171,800)

Cash and cash equivalents at beginning of period......          437,727                     457,980
                                                             ----------                ------------

Cash and cash equivalents at end of period............       $1,071,777                $    286,180
                                                             ==========                ============





See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim periods are not necessarily indicative of the results for an entire year.

RECLASSIFICATION

     Certain 1995 balance sheet amounts have been reclassified to be consistent with the 1996 presentation, with no effect on shareholders' equity or net income.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                           1996           1995           1996           1995
                                                      --------------  -------------  -------------  ------------
          Net sales............................          100.0%         100.0%         100.0%        100.0%
          Cost of goods sold...................           77.9           79.3           77.6          79.9
          Gross profit.........................           22.1           20.7           22.4          20.1
          Selling, general and administrative..           10.8           11.8           11.1          13.1
          Operating income.....................            9.8            8.3            9.9           6.4
          Interest expense.....................           (0.4)          (0.5)          (0.4)         (0.3)
          Net income...........................            6.1            5.1            6.1           4.1

FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

          Net Sales. Net sales increased 46%, or approximately $904,000, to approximately $2,862,000 for the three months ended June 30, 1996 compared with the three month period ended June 30, 1995. The increase was due primarily to continued increased sales of Posi-Track vehicles and related accessories. Of this increase, approximately $854,000 was due to increased demand and the new dealers added in second quarter 1996. Of the Posi-Track vehicles shipped in second quarter 1996, 42% were to new dealers added in 1996. Additionally, the Company occupied its new manufacturing facility in Grand Rapids, Minnesota in May 1995, which provides approximately three times the production space of the Company's former facility. Sales of the Company's Track Truck vehicle in the second quarter of 1996 decreased approximately $54,000 from second quarter 1995 and represented 1.7% and 5.2% of net sales for the three months ended June 30, 1996 and 1995, respectively. The decrease is due to one less Track Truck being shipped in second quarter 1996, compared with second quarter 1995. Sales of parts, used equipment and other items increased approximately $104,000 for the three month period ended June 30, 1996 compared with the same period in 1995. This increase is primarily due to a 47% increase in the sale of parts as the number of vehicles in the field has increased and an increase in the sale of used equipment which had been taken in on trade.

          Gross Profit. Gross profit for the three months ended June 30, 1996 increased to approximately $632,000, or 22.1% of net sales, compared with $405,000, or 20.7% of net sales, in 1995. The increased gross profit is attributable to increased sales volume in 1996. The increased gross profit percentage is attributable to the increased space of the new manufacturing facility allowing the Company to buy raw materials in greater quantities resulting in lower costs. Also, the increased number of Posi-Track vehicles sold has resulted in greater efficiencies in the production process.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from 11.8% of net sales in second quarter 1995, to 10.8% of net sales in second quarter 1996. The increased dollar amount of expenses of approximately $78,000 was due to higher compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles and increased occupancy costs. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales increase.

          Research and Development. Research and development expenses increased from approximately $12,000 in second quarter 1995 to approximately $43,000 in 1996. The increase is due mainly to the Company having the necessary funds available to invest in this area in 1996 from increased profitability. The research and development efforts have focused primarily on improvements to the Company's existing product line.

          Interest Expense. Interest expense increased from approximately $9,000 for the second quarter of 1995 to approximately $12,000 for the second quarter of 1996. This increase is due to the capitalization of the Company's lease for its new manufacturing facility (occupied May 1995), for which the Company records interest expense on a monthly basis throughout the twenty-year lease term.

     Net Income. Net income for the second quarter of 1996 was approximately $175,000, compared with approximately $100,000 for the second quarter of 1995. The increase in 1996 resulted primarily from additional gross profit on increased sales, offset in part by increased operating costs.

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

     Net Sales. Net sales for the six months ended June 30, 1996 increased 44%, or approximately $1,638,000, to approximately $5,344,000. The increase was due primarily to the increased sales of the Company's Posi-Track vehicle, along with increases in parts and other sales, offset by a slight decrease in Track Truck sales. Posi-Track related sales increased 52% due to the increased demand and new dealers added in 1996. Track Truck related sales decreased slightly due to one less Track Truck being sold in 1996. Sales of parts, used equipment and other increased approximately 37% from 1995 due primarily to a greater number of machines in service in 1996.

     Gross Profit. Gross profit increased for the six months ended June 30, 1996 to approximately $1,195,000, or 22.4% of net sales, from $744,000, or 20.1% of net sales, for the six months ended June 30, 1995. The increased gross profit was due to increased sales while the increased gross profit percentage was due to the increased efficiencies obtained from the Company's new manufacturing facility which was occupied in May 1995. Also, the increased number of Posi-Track vehicles sold has resulted in additional efficiencies in the production process.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from 13.1% of net sales for the six months ended June 30, 1995 to 11.1% of net sales for the six months ended June 30, 1996. The increased dollar amount of approximately $158,000 is due to increased sales and marketing costs and increased costs for administrative personnel hired to support increased sales volumes. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales increase.

     Research and Development. Research and development expenses increased from approximately $22,000 in 1995 to approximately $74,000 in 1996. The increase is due mainly to the Company having the necessary funds available to invest in this area in 1996 from increased profitability. The research and development efforts have focused primarily on improvements to the Company's existing product line.

     Interest Expense. Interest expense increased from approximately $12,000 for the six months ended June 30, 1995 to approximately $24,000 for the same period in 1996 due to the required capitalization of the lease for the Company's new manufacturing facility.

     Net Income. Net income for the six months ended June 30, 1996 increased to approximately $328,000 from approximately $153,000 for 1995. The increase was due to increased sales and gross profit, offset in part by increased operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of approximately $4,740,000 compared with working capital of approximately $4,076,000 at June 30, 1995. Cash and marketable securities increased approximately $524,000 to $1,121,777 at June 30, 1996. This increase is due primarily to cash generated from profitable operations and changes in other working capital components.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations, available credit lines and its ability to secure additional debt or equity financing will satisfy the Company's projected working capital needs and other cash requirements at least through the end of June 1997.

     During the second quarter of 1996, the Company received an order in excess of $3 million from one of its Posi-Track dealers. The order is for Posi-Tracks which are to be delivered throughout 1996. Should the order be completely filled, the Company estimates it will take approximately 30-40% of the projected production for the remainder of 1996. In order to meet its anticipated production levels for 1996, the Company expects it will increase the number of employees by approximately 10-30% over the next six to twelve months. It is anticipated nearly all the additional employees will be in the production area. The Company believes the local work force is sufficient to hire the additional employees. The Company also believes it can secure additional manufacturing and office space should it be necessary or advantageous to expand its existing facility.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards improvements of and variations on existing products.

     The statements set forth above under 'Liquidity and Capital Resources' which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, the inability to secure debt or equity financing if and when needed, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of A.S.V., Inc. was held on June 8, 1996. Matters submitted at the meeting for vote by the shareholders were as follows:

         (a)  Election of Directors.

              The following directors were elected at the Annual Meeting, each with 2,897,918 votes for and no votes against:

                              Philip C. Smaby     Gary D. Lemke
                              Edgar E. Hetteen    Hazel L. Harris
                              Jerome T. Miner     Leland T. Lynch
                              Karlin S. Symons

         (b)  Ratification of Appointment of Independent Public Accountants.

              Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996, with a vote of 2,891,378 votes for, no votes against and 8,040 shares abstaining.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS

    Exhibit
    Number     Description
    ------     -----------
     3.1       Second Restated Articles of Incorporation of the Company (a)

     3.2       Bylaws of the Company (a)

     4.1       Specimen form of the Company's Common Stock Certificate (a)

     4.2       1987 Stock Option Plan (a)

     4.3       1994 Long-Term Incentive and Stock Option Plan (a)

     4.4       Form of Warrant issued to Summit Investment Corporation (b)

     10.1 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board ("IRRRB"), the Grand Rapids Economic Development Agency ("EDA") and the Company (b)

     10.2 Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)

     10.3      Option Agreement dated July 14, 1994 between the EDA and the
               Company (b)

     10.4      Grant Contract dated July 1, 1994 between the Company and the
               IRRRB (b)

     10.5 Letter Credit Agreement dated June 15, 1994 between the Security State Bank of Hibbing and the Company (a)

     10.9 Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

     16 Letter of Virden & Johnson, Ltd. regarding change in certifying accountants (a)

     22        List of Subsidiaries (a)

     27        Financial Data Schedule

- - - --------------------------------------
               (a) Incorporated by reference to the Company's Registration
                   Statement on Form SB-2 (File No. 33-61284C) filed July 7,
                   1994.

               (b) Incorporated by reference to the Company's Post-Effective
                   Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-61284C) filed August 3, 1994.

               (c) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (File No. 33-61284C) filed November 11, 1994.

     (b)       REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       A.S.V., INC.


Dated:  August 2, 1996                 By /s/ Gary Lemke
                                       --------------------------------------
                                          Gary Lemke
                                          President


Dated:  August 2, 1996                 By /s/ Thomas R. Karges
                                       --------------------------------------
                                          Thomas R. Karges
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer)

                                 EXHIBIT INDEX

EXHIBIT                                                  METHOD OF FILING
- - - -------                                                  ----------------

 27       Financial Data Schedule................  Filed herewith electronically