Form 10QSB
period 1996-09-30
ASV INC /MN/
filed 1996-11-13
CIK 926763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                        Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                      41-1459569
------------------------------                ----------------------------------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation of organization

             840 LILY LANE
             P.O. BOX 5160
        GRAND RAPIDS, MN 55744                          (218) 327-3434
--------------------------------------           -----------------------------
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


     At September 30, 1996, 3,203,406 shares of registrant's $.01 par value Common Stock were outstanding.

     Transitional Small Business Issuer Format    [_]  Yes  [X]  No

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                          A.S.V., INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,  December 31,
                                                            1996           1995
                                                        -------------  -------------
     ASSETS                                              (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents............................    $  404,051    $  437,727
 Marketable security..................................        50,000        50,000
 Accounts receivable, net.............................     1,326,203       737,323
 Inventories..........................................     4,440,692     3,685,975
 Prepaid expenses and other...........................       126,043        62,224
                                                          ----------    ----------
  Total current assets................................     6,346,989     4,973,249

Property and equipment, net...........................     1,401,976     1,348,966
                                                          ----------    ----------
  Total Assets........................................    $7,748,965    $6,322,215
                                                          ==========    ==========

     LIABILITIES AND SHAREHEHOLDERS' EQUITY


CURRENT LIABILITIES
 Current portion of long-term liabilities.............    $   12,804    $   21,638
 Accounts payable.....................................       857,795       179,382
 Accrued expenses:
  Compensation........................................        64,997        70,220
  Taxes, other than income............................        74,247        21,182
  Other...............................................       101,500        66,163
 Income taxes payable.................................        54,191       229,591
                                                          ----------    ----------
  Total current liabilities...........................     1,165,534       588,176
                                                          ----------    ----------

LONG-TERM LIABILITIES, less current portion...........       681,925       656,297
                                                          ----------    ----------

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 5,000,000 shares authorized;
   no shares outstanding..............................             -             -
  Common stock, 15,000,000 shares authorized;
   3,203,406 shares issued and outstanding in 1996;
   3,175,906 shares issued and outstanding in 1995....        32,034        31,759
 Additional paid-in capital...........................     5,149,792     4,929,504
 Retained earnings....................................       719,680       116,479
                                                          ----------    ----------
                                                           5,901,506     5,077,742
                                                          ----------    ----------
  Total Liabilities and Shareholders' Equity              $7,748,965    $6,322,215
                                                          ==========    ==========

See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                         ------------------------  -------------------------
                                            1996         1995         1996          1995
                                         -----------  -----------  -----------   -----------

Net sales..............................  $3,308,766   $2,187,756   $8,652,737    $5,893,272

Cost of goods sold.....................   2,541,859    1,680,870    6,690,520     4,642,622
                                         ----------   ----------   ----------    ----------

 Gross profit..........................     766,907      506,886    1,962,217     1,250,650
                                         ----------   ----------   ----------    ----------

Operating expenses:
 Selling, general and administrative...     314,149      257,424      905,429       742,592
 Research and development..............      69,180       28,449      142,893        50,622
                                         ----------   ----------   ----------    ----------
                                            383,329      285,873    1,048,322      793,214
                                         ----------   ----------   ----------    ----------

 Operating income......................     383,578      221,013      913,895       457,436
                                         ----------   ----------   ----------    ----------

Other income (expense)
 Interest expense......................     (11,970)     (12,485)     (35,719)      (24,098)
 Other, net............................      72,436        8,327       95,025        26,717
                                         ----------   ----------   ----------    ----------
                                             60,466       (4,158)      59,306         2,619
                                         ----------   ----------   ----------    ----------

 Income before income taxes............     444,044      216,855      973,201       460,055

Provision for income taxes.............     168,900       80,000      370,000       170,000
                                         ----------   ----------   ----------    ----------

 NET INCOME............................  $  275,144   $  136,855   $  603,201    $  290,055
                                         ==========   ==========   ==========    ==========

Net income per common share............        $.08         $.04         $.17          $.09
                                         ==========   ==========   ==========    ==========

Weighted average number of common and
 common equivalent shares outstanding..   3,505,054    3,369,198    3,459,138     3,312,265
                                         ==========   ==========   ==========    ==========


See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                             1996       1995
                                                          ---------   ---------
Cash flows from operating activities:
 Net income..........................................     $ 603,201   $ 290,055
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation.......................................        83,700      61,985
  Interest accrued on capital lease obligation.......        34,200      18,550
  Income tax benefit from stock options exercised....       155,000           -
  Changes in assets and liabilities:
    Accounts receivable..................................  (588,880)   (285,417)
    Inventories..........................................  (754,717)   (736,485)
    Prepaid expenses and other...........................   (63,819)     65,511
    Accounts payable.....................................   678,413     364,549
    Accrued expenses.....................................    83,179     129,611
    Income taxes payable.................................  (175,400)    137,500
                                                          ---------   ---------

Net cash provided by operating activities............        54,877      45,859
                                                          ---------   ---------

Cash flows from investing activities:
 Purchase of property and equipment..................      (136,710)   (332,505)
 Redemption of marketable security...................             -     811,282
 Purchase of marketable security.....................             -    (792,547)
                                                          ---------    --------

Net cash used in investing activities................      (136,710)   (313,770)
                                                          ---------   ---------

Cash flows from financing activities:
 Exercise of stock options...........................        65,563      15,000
 Principal payments on long-term liabilities.........       (17,406)    (70,214)
                                                          ---------    --------

Net cash provided by (used in) financing activities..        48,157     (55,214)
                                                          ---------   ---------

Net decrease in cash and cash equivalents............       (33,676)   (323,125)

Cash and cash equivalents at beginning of period.....       437,727     457,980
                                                          ---------   ---------

Cash and cash equivalents at end of period...........     $ 404,051   $ 134,855
                                                          =========   =========

See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

RECLASSIFICATIONS

  Certain 1995 amounts have been reclassified to be consistent with the 1996 presentation, with no effect on shareholders' equity or net income.

NOTE 2.  PRIVATE PLACEMENT OFFERING

  In October 1996, the Company completed a private placement offering consisting of $5,000,000 of convertible debentures. The debentures carry interest at 6 1/2% payable quarterly, are non-callable by the Company until October 2001 and mature October 2006. The debentures are convertible at any time into the Company's common stock at $16.50 per share.

NOTE 3.  PLANT EXPANSION AND FINANCING COMMITMENT

  In October 1996, the Company announced it received approval for a financing package for the expansion of its manufacturing facility in Grand Rapids, Minnesota. The Iron Range Resource and Rehabilitation Board, together with several other participating agencies, have agreed to provide loans totaling approximately $1,800,000 to the Company for its plant expansion. The Company will be required to provide approximately $200,000 for the expansion. Terms of the loan package have not been finalized, but it is anticipated to contain a term of approximately 20 years with a composite interest rate of 6-8%.

  The Company anticipates beginning the expansion project in Fall 1996, with an estimated completion date of Spring to Summer 1997.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS
          The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                            Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                             1996       1995       1996       1995
                                           ---------  ---------  ---------  --------
   Net sales............................     100.0%     100.0%     100.0%    100.0%
   Cost of goods sold...................      76.8       76.8       77.3      78.8
   Gross profit.........................      23.2       23.2       22.7      21.2
   Selling, general and administrative..       9.5       11.8       10.5      12.6
   Operating income.....................      11.6       10.1       10.6       7.8
   Net income...........................       8.3        6.3        7.0       4.9

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

          Net Sales. Net sales for the three months ended September 30, 1996 increased 51%, or approximately $1,121,000, to approximately $3,309,000 compared with the three month period ended September 30, 1995. The increase was due to increased sales of the Company's Posi-Track vehicle and related accessories, increased sales of parts, used equipment and other items, offset in part by reduced sales of Track Trucks and related accessories. Third quarter 1996 Posi-Track related sales increased approximately $1,032,000 due to increased demand and the increased number of Posi-Track dealers. Track Truck related sales decreased approximately $201,000 in third quarter 1996 compared with third quarter 1995. This decrease is primarily due to the Company completing a $265,000 Track Truck sale to a Russian customer in third quarter 1995 which was
not expected to, and did not, repeat in 1996.   Sales of parts, used equipment
and other items increased approximately $290,000 for the three month period ended September 30, 1996 compared with the same period in 1995. This increase resulted mainly from an increase in the sale of used equipment which had been taken in on trade and an increase in the sale of service parts, as the number of vehicles in the field has increased.

          Gross Profit. Gross profit for the three months ended September 30, 1996 increased to approximately $767,000, compared with $507,000 in 1995, a result of increased sales volume in 1996. The gross profit percentage remained constant at 23.2% of net sales for third quarter 1996 and 1995. The increased efficiencies in the Posi-Track manufacturing process offset the effect of fewer Track Truck sales which are typically not sold through the Company's dealer network.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, decreased from 11.8% of net sales in third quarter 1995 to 9.5% of net sales in third quarter 1996. The dollar level of these expenses increased from approximately $257,000 in 1995 to $314,000 in 1996. The dollar increase is due to additional sales and administrative personnel being added to support greater sales and the costs related to increased marketing efforts. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales increase.

          Research and Development. Research and development expenses increased from $28,000 in third quarter 1995 to approximately $69,000 in third quarter 1996. The increase is due mainly to the Company devoting more of its resources to product enhancements and development.

          Other Income (Expense). Other income increased from approximately $8,000 in third quarter 1995 to approximately $72,000 in 1996. This increase was primarily due to the Company receiving $50,000 which represents the first distribution of grant monies under its agreement with the State of Minnesota as a result of attaining certain increased employment levels.

          Net Income. Net income for the third quarter of 1996 was approximately $275,000, compared with approximately $137,000 for the third quarter of 1995. The increase in 1996 resulted primarily from additional gross profit on increased sales and increased non-operating income, offset in part by increased operating costs and income taxes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

          Net Sales. Net sales for the nine months ended September 30, 1996 increased 47%, or approximately $2,759,000, to approximately $8,653,000. The increase was due to the increased sales of the Company's Posi-Track vehicle, increases in parts, used equipment and other sales, offset by decreased Track Truck sales. Posi-Track related sales increased 57% due to the increased demand and increased dealer locations in 1996. Track Truck related sales decreased approximately $226,000 due primarily to the 1995 Track Truck sale to a Russian customer discussed above. Sales of parts, used equipment and other items increased approximately 62% from 1995. This increase is due to increased parts sales as there are a greater number of machines in service in 1996 and an increase in the sale of used equipment.

          Gross Profit. Gross profit increased for the nine months ended September 30, 1996 to approximately $1,962,000, or 22.7% of net sales, from $1,251,000, or 21.2% of net sales, for the nine months ended September 30, 1995. The increased gross profit was due to increased sales while the increased gross profit percentage was due to the increased volume providing for greater efficiencies in the purchasing and manufacturing processes. Also, the Company has occupied its larger manufacturing facility for all of 1996, as compared with 5 months in 1995, contributing to these efficiencies.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $743,000 for the nine months ended September 30, 1995 to approximately $905,000 for the nine months ended September 30, 1996. As a percentage of net sales, these expenses decreased from 12.6% in 1995 to 10.5% in 1996. The increased expenses are due to the following: increased sales and marketing costs, primarily advertising and travel costs; increased costs for administrative personnel hired to support the Company's increased activity; and the costs associated with occupying the Company's new facility. The decreased percentage of selling, general and administrative expenses is due to the increased sales volume in 1996.

          Research and Development. Research and development expenses increased from approximately $51,000 for the nine months ended September 30, 1995 to approximately $143,000 for the nine months ended September 30, 1996. The increase was primarily due to funds being available to invest in this area. The expenses have focused primarily on improvements to the Company's existing product line.

          Other Income (Expense). Interest expense increased from approximately $24,000 for the nine months ended September 30, 1995 to approximately $36,000 for the same period in 1996 due to the required capitalization of the lease for the Company's leased manufacturing facility. Other income increased to approximately $95,000 in 1996 from approximately $27,000 in 1995 due primarily to the receipt of the grant money as discussed above. In addition, the Company recorded gains on the sale of its former research and development facility and several pieces of equipment.

          Net Income. Net income for the nine months ended September 30, 1996 increased to approximately $603,000 from approximately $290,000 for 1995. The increase was due to increased sales, increased gross profit and increased non-operating income, offset in part by increased operating expenses, interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1996, the Company had working capital of approximately $5,181,000, compared with approximately $4,385,000 at December 31, 1995. Accounts receivable increased approximately $589,000, due primarily to shipments occurring at the end of September. Inventory increased approximately $755,000, due primarily to an increase in raw materials and purchased parts to accommodate anticipated future production levels. Prepaid expenses and other current assets increased approximately $64,000 due to the timing of certain payments. Current liabilities increased approximately $577,000, due to increases in accounts payable and accrued expenses as a result of increased production levels, offset in part by a decrease in income taxes payable. The Company is making estimated income tax payments based upon a higher taxable income figure in 1996 as compared with 1995.

          In October 1996, the Company completed a $5 million private placement offering of convertible debentures with an investor group. The debentures are convertible at any time into common stock at $16.50 per share. Interest at 6.5% per annum is payable quarterly. The debentures are non-callable for five years and mature in October 2006. The Company intends to use approximately $1,000,000 of the proceeds to purchase capital equipment necessary for the expansion of its manufacturing and office facilities at its Grand Rapids, Minnesota location.
The remaining proceeds will be used for working capital. Initially, working capital will be used to finance an increase in the Company's sales and marketing efforts through increased advertising, pursuing new dealer relationships, and compensating sales personnel. If the Company's sales and marketing efforts generate additional sales, the Company anticipates that additional amounts of working capital will be used to purchase additional inventory and to finance higher levels of accounts receivable associated with the higher level of sales. Pending utilization of the proceeds, the Company plans to invest such proceeds in short-term, investment grade securities or other short-term debt instruments.

          In October 1996, the Company announced it received approval for a financing package for the expansion of its manufacturing facility in Grand Rapids, Minnesota. The Iron Range Resource and Rehabilitation Board, together with several other participating agencies, have agreed to provide loans totaling approximately $1,800,000 to the Company for its plant expansion. The Company will be required to provide approximately $200,000 for the expansion. Terms of the loan package have not been finalized, but it is anticipated to contain a term of approximately 20 years with a composite interest rate of 6-8%. The Company anticipates beginning the expansion project in Fall 1996, with an estimated completion date of Spring to Summer 1997. The Company also anticipates it will need to hire up to an additional 100 employees to meet projected demand for its products, the majority of whom will be in the production area. Management believes the local work force is sufficient to hire the additional employees.

          In second quarter 1996, the Company received an order in excess of $3,000,000 from one of its dealers for Posi-Tracks to be delivered throughout 1996. Based upon the Company's current order and production levels, it does not appear the Company will be able to deliver the units remaining under this order in the balance of 1996. Management believes the remaining units will be delivered in 1997. Management does not foresee any material financial impact to the Company as a result of this matter.

          The Company believes its existing cash and marketable securities, together with those funds generated by its private placement, cash expected to be provided by operations and available credit lines and financing commitments will satisfy the Company's projected working capital needs and other cash requirements at least through the end of September 1997.

          In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards improvements of and variations on existing products.

          The statements set forth above under 'Liquidity and Capital Resources' which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in expanding its plant capacity, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

  4.1    Specimen form of the Company's Common Stock Certificate (a)

  4.2    1987 Stock Option Plan (a)

  4.3    1994 Long-Term Incentive and Stock Option Plan (a)

  4.4    Form of Warrant issued to Summit Investment Corporation (b)

  4.5    Form of Debenture issued October 1996

 10.1 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board ("IRRRB"), the Grand Rapids Economic Development Authority ("EDA") and the Company (b)

 10.2 Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)

 10.3 Option Agreement dated July 14, 1994 between the EDA and the Company (b)

 10.4 Grant Contract dated July 14, 1994 between the Company and the IRRRB (b)

 10.5    Letter Credit Agreement dated June 15, 1994 between the
         Security State Bank of Hibbing and the Company (a)

 10.6    Form of Shareholder Note (a)

 10.7    Contract for Deed dated October 1, 1990 between Gary D.
         Lemke and the Company (a)

 10.8 Distributorship Termination Agreement dated June 30, 1994 between the Company and James Fields (a)

 10.9    Employment Agreement dated October 17, 1994 between the
         Company and Thomas R. Karges (c)

 16 Letter of Virden & Johnson, Ltd. regarding change in certifying accountants (a)

 22      List of Subsidiaries (a)

27   Financial Data Schedule
----------------------------
     (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

     (b) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-61284C) filed August 3, 1994.

     (c) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (File No. 33-61284C) filed November 11, 1994.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.


--------------------------------------------------------------------------------

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 A.S.V., INC.


Dated: November 14, 1996         By /s/ Gary Lemke
                                    --------------------------------------------
                                    Gary Lemke
                                    President


Dated: November 14, 1996         By /s/ Thomas R. Karges
                                    --------------------------------------------
                                    Thomas R. Karges
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT                                                   METHOD OF FILING
-------                                             ---------------------------

  4.5   Form of Debenture issued October 1996..... Filed herewith electronically

 27     Financial Data Schedule................... Filed herewith electronically