Form 10KSB
period 1996-12-31
ASV INC /MN/
filed 1997-03-28
CIK 926763

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934


                  For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________to___________

                        Commission file number: 0-25620
                                                -------

                                 A.S.V., INC.
                              -------------------
                (Name of small business issuer in its charter)

            MINNESOTA                                          41-1459569
      -----------------------                             --------------------
   State or other jurisdiction                              I.R.S. Employer
   of incorporation of organization                         Identification No.

 840 LILY LANE, P.O. BOX 5160, GRAND RAPIDS, MN 55744         (218) 327-3434
 ----------------------------------------------------       -----------------
   Address of principal executive offices                   Issuer's telephone
                                                             number

 Securities registered under Section 12(b) of the Exchange Act:

                                     NONE
                        ------------------------------
                              Title of each class

 Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                              Title of each class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB.[_]

     The registrant's revenues for the fiscal year ended December 31, 1996 totaled $12,266,499.

     Based on the closing bid price at March 14, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $78,106,381.

     The number of shares outstanding of the registrant's $.01 par value common stock, as of March 14, 1997 was 4,847,159 shares.

     Transitional Small Business Issuer Format:  [X] Yes  [_] No

                     DOCUMENTS INCORPORATED BY REFERENCE:
                     ------------------------------------

Portions of the registrant's Proxy Statement for its June 6, 1997 Annual Meeting
 which will be filed by April 30, 1997, are incorporated by reference in Part
                                     III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as the "Company."

     A.S.V., Inc. designs, manufactures and sells track-driven all-season vehicles. The Company's two principal products, the Posi-Track/(TM)/ and the Track Truck/(R)/, use a rubber track system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage.

     The versatility of the Company's vehicles allows them to be used productively in a wide variety of ways. The Posi-Track is used primarily in the construction, landscaping and agricultural industries to perform the functions of skid-steer vehicles, such as the Bobcat(R) manufactured by a subsidiary of Ingersoll Rand, small dozers and small tractors. The Posi-Track's quick-attach mechanism and three-point hitch enable it to use attachments such as loaders, backhoes, augers, planers and mowers. The low ground pressure of the Posi-Track enables it to operate on difficult ground and to operate on landscaped or groomed surfaces without causing damage or soil compaction. The Company's Track Truck is designed to function in snow, mud, swamps, sand, brush, rocks and bogs. The Track Truck is used primarily for grooming of snowmobile, cross-country ski, hiking and biking trails and for off-road access by utility companies, rescue vehicles and others. In February 1997, the Company introduced a new track utility vehicle, the Model HD 125. The HD 125 contains certain features of the Posi-Track and the Track Truck. Like the Posi-Track, it has a quick-attach mechanism to enable it to accept various attachments. It has a completely enclosed cab and hydraulic controls to allow the HD 125 to be used for grooming trails like a Track Truck. It features a steel cab, maintenance-free suspension and a 125 horsepower John Deere PowerTec turbo diesel engine. The Company expects to begin delivery of the Model HD 125 in the Fall of 1997. The Company also designs, manufactures and distributes accessories and attachments for the Posi-Track and Track Truck.

     In August 1994, the Company completed its initial public stock offering, selling 1,866,210 shares (split-adjusted) of its common stock. The Company received net proceeds of approximately $3,367,000 which it used to reduce indebtedness, purchase inventory and equipment and for working capital purposes.

     In May 1995, the Company occupied its new leased manufacturing and office facility in Grand Rapids, Minnesota. See "Item 2. Description of Property."

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

     In January 1997, the Company completed a 3-for-2 stock split of its common stock. All share and per share amounts included in this report have been adjusted to reflect the stock split.

     Track Truck is a registered trademark, and Posi-Track, Posi-Turn and Snow Saver are trademarks, of A.S.V., Inc. This Annual Report also contains trademarks of other companies.

MARKETS

     Construction. The construction industry currently depends heavily on skid-steer vehicles for a wide variety of functions. Skid-steers are small four-wheeled vehicles that were originally designed and used primarily as loaders, but in the last decade have become increasingly more popular for a variety of functions and more versatile with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers. Most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments used by one manufacturer to be used on vehicles manufactured by another. Prior to the wide-spread use of skid-steers and the various attachments, most of the tasks performed by skid-steers were performed by single-function vehicles. The skid-steer's ability to perform a number of functions previously performed by numerous vehicles not only reduces the number of vehicles that must be purchased, but also makes it more convenient to transport equipment to and from work sites.

     The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited in when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A skid-steer exerts ten times or more ground pressure than a Posi-Track which makes a skid-steer less suitable for operation on landscaped or groomed ground.

     Recognizing the benefits of track vehicles, a few manufacturers have created tracks that can be placed around a skid-steer's wheels. Add-on tracks are generally steel; however, rubber add-on tracks are now available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer's ground pressure to approximately 10 pounds per square inch, the overall design of a Posi-Track gives it more versatility and less ground pressure than a skid-steer with add-on tracks.

     In addition to the tasks performed by skid-steers, the Posi-Track is used for construction jobs performed by small steel track dozers. A skid-steer's design lacks the power, traction and stability necessary for moving dirt and other substances efficiently. Therefore, dozers have remained single purpose machines and, because of their steel tracks and significant ground pressure, cannot be operated on soft, groomed, landscaped or paved surfaces.

     Landscaping. Like the construction industry, the landscaping industry depends heavily on small dozers and skid-steers with loaders, backhoes, rakes and other attachments. Landscapers have also been limited by these machines on soft, wet, muddy, hilly or rough terrain or on groomed or paved surfaces, thereby affecting productivity. Skid-steers and dozers cause greater soil compaction than the Posi-Track, which is a concern for landscapers because the more compact the soil, the more difficult it is for plants to grow. The Posi-Track can also be adapted to perform special functions in the landscaping industry. For example, the Company manufactured a Posi-Track attachment which is used for laying a specially cut continuous roll of sod over 100 feet in length and weighing over 1,200 pounds. The sod is held in front of the vehicle and unrolls as the Posi-Track moves forward, laying the sod on the ground. The Posi-Track's rubber tracks then move over the sod, gently setting it in place. This procedure allows sod to be laid with significantly less manual labor and in places such as sides of hills where traditional smaller sod sections could be washed away by excessive rain.

     Agricultural. The Posi-Track is used in the agricultural industry to perform the functions of small tractors. Its three-point hitch and reversible seating allow it to be used with pull-type attachments such as roto-tillers, plows, disks and cultivators. The Posi-Track's hydraulic power take off allows it to be used for farming chores such as grinding and unloading feed. Its low ground pressure and rubber tracks allow it to be used on wet, soft, muddy ground that would not be possible with traditional wheeled tractors, thereby increasing
the number of productive days.   In addition, Posi-Track's low ground pressure
reduces compaction of soil. The Posi-Track is being used in several grape vineyards in California's Napa Valley as a replacement to four-wheel drive tractors.

     Trail Grooming and Maintenance. Both the Posi-Track and Track Truck are used for maintaining trails such as snowmobile, cross-country ski, biking and hiking trails. The Company manufactures an attachment for the Track Truck which is designed to efficiently groom snowmobile trails and can also be used to groom
cross-country ski trails.   The Posi-Track is used with a mower attachment to
clear and maintain trails for biking, hiking and other purposes. The Company believes the Track Truck has captured a significant portion of the United States snowmobile trail grooming equipment market since its introduction in 1985.

     Utility. The Track Truck is used in the utility industry for access to off-road utility sites that would be otherwise inaccessible with traditional vehicles. Utility companies may need to access remote areas to repair downed power lines, inspect gas lines or to repair or maintain other remotely located equipment. These areas may only be accessible through snow, ice, mud, swamps, bogs, or rough, hilly or rocky terrain. The Track Truck is able to access and transport tools, equipment and personnel to those sites.

     Wildlife Management. Both the Posi-Track and Track Truck are used in wildlife management by federal agencies and the departments of natural resources of a number of states. The Posi-Track is used to mow trails for wildlife and to mow clearings so that grass, clover and other vegetation needed for wildlife can grow. The Posi-Track is also used to clear cattails and other unwanted vegetation from swamps to provide access for feeding to ducks and other waterfowl. Both vehicles are used in the management of controlled burning or the maintenance of fire lines to prevent the spread of forest fires and for access to remote sites for a variety of other purposes.

     Other. The versatility of the Posi-Track has allowed for its use in areas where a typical skid-steer vehicle could not operate. A grain export company is using Posi-Tracks in the hold of grain vessels to level out the grain for proper weight distribution or before adding more cargo, eliminating many hours of hand labor.

     The Company anticipates its newly introduced Model HD 125 to serve some of the same markets served by the Posi-Track and the Track Truck.

PRODUCTS

     The Company's two principal products, the Posi-Track and the Track Truck, utilize a rubber track system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each. Wheeled vehicles have less traction and are less stable than tracked vehicles and cannot operate on soft, wet, slippery, rough or hilly terrain. Steel tracks damage the surfaces on which they operate. Also, the significant ground pressure of both wheeled and steel track vehicles creates compacted soil. The rubber track on the Posi-Track and Track Truck provides the traction, stability and mobility of tracked vehicles, but does not damage surfaces. In addition, the Posi-Track has extremely low ground pressure which means it will not cause significant soil compaction.

     The Company began manufacturing the Track Truck in 1984 and has sold in excess of 500 since their introduction. The current Track Truck model is the HP 2800. The Company began manufacturing the Posi-Track Model MD-70 for sale in 1991 and has sold in excess of 700 since their introduction. In February of 1997, the Company introduced a larger track utility vehicle, the HD 125.

     The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon, Kevlar and fiberglass rods. The Posi-Track model MD-70 and the Track Truck model HP 2800 each have a 70 horsepower, 4-cylinder Isuzu diesel engine and dual hydrostatic transmission and both can be equipped with an optional 110 horsepower, 4-cylinder Isuzu turbo diesel engine. The Track Truck model HD 125 uses a 125 horsepower, 4-cylinder John Deere PowerTec turbo diesel engine.

     Posi-Track Vehicle.

     The Company believes the Posi-Track is an ideal replacement to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. The Posi-Track's standard quick-attach mechanism enables it to operate the attachments used by skid-steers. The Posi-Track is also designed to be used with a dozer attachment. In addition, its three-point hitch and reversible seating allow it to function as a small tractor.

     The Posi-Track's weight is distributed over its two tracks, which have a ground surface of approximately 102 x 18 inches per track, which results in an average ground pressure of approximately 1.5 pounds per square inch, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as a Posi-Track. The Posi-Track's low ground pressure allows it to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. The Posi-Track's low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.

     The Posi-Track is a multi-purpose vehicle which the Company believes is attractive to customers principally because of its:

      . Size. The Posi-Track with a loader weighs approximately 6,600 pounds and has an approximate ground pressure of less than 2 pounds per square inch.

      . Features. The Posi-Track's loader includes a "quick-attach" mechanism which allows for use of a wide range of attachments, manufactured both by the Company and others such as a bucket, forklift, rake, mower and snowblower. A three-point hitch, dozer blade and backhoe are also available.

      . Price. The current retail price of a Posi-Track is approximately $33,400 for a base model and approximately $37,800 with a loader, bucket and quick-attach. Although the most common skid-steer vehicles have a slightly lower base price, skid-steers with comparable horsepower typically cost several thousand dollars more.

      . Ease of Operation. A reversible driver's seat allows an operator to face either end of the vehicle for better control. The Posi-Track is maneuverable and can easily turn in its own length.

     In addition to the attachments already available on the market from other manufacturers, the Company also manufactures and sells attachments for the Posi-Track for special functions not performed by other competing vehicles. Because skid-steers are not designed for performing dozer functions, dozers have traditionally been separate, single-function vehicles. However, because of its rubber track and design, the Posi-Track is able to perform dozer functions with the dozer attachment manufactured and sold by the Company. The Company also modifies a mower attachment for the Posi-Track and designs, manufactures and sells other attachments for special purposes.

     Track Truck Vehicle.

     The Track Truck is designed for utility use on snow, mud, swamps, sand, brush, rocks and bogs. The Track Truck has a body similar to a pickup truck with two front wheels and two rear tracks similar to the Posi-Track. The Track Truck's wheels reduce the jarring and pitching usually experienced with other track-driven vehicles on rough and hilly terrain, which creates a more comfortable ride and reduces driver fatigue. Unlike other tracked vehicles, which use levers for steering, the Track Truck has a steering wheel. The Track Truck's Posi-Turn patented power steering system enables the steering wheel to vary power to the tracks while also turning the front wheels.

The Company believes that the Track Truck is a unique product and is attractive to customers principally because of its:

      . Size. The Track Truck is smaller and more maneuverable than other track-driven vehicles currently on the market. Each Track Truck is about the size of a pickup truck and weighs approximately 4,200 pounds.

      . Price. The current retail price of a Track Truck is approximately $43,000. The retail prices of other track-driven vehicles generally exceed $80,000.

      . Safety. The front wheels of the Track Truck stabilize it on steep grades and a roll-bar provides certified roll-over protection.

      . User Friendliness. The cab's structure and features, including a steering wheel instead of levers, are very similar to those of a pickup truck and are familiar to most users. The Track Truck is available with a radio and other features generally available on trucks. The front wheels stabilize the ride making it more comfortable than other tracked vehicles.

     The Company also sells options and accessories for the Track Truck. The options and accessories are either made and stocked at the Company's manufacturing facility or manufactured by others to the Company's specifications, and are integrated into the overall design of the Track Truck. For instance, the snowmobile trail groomer option comes attached to the Track Truck with the required controls placed in the climate controlled cab of the vehicle. Other options include a snow plow, trailer and van body style. The Company can also manufacture custom-designed units for specialty purposes. One such unit was built for use by airport fire-fighters and was equipped with a water pump, hoses and other fire-fighting equipment.

     Model HD 125

     In response to customer desires for a larger, rubber tracked utility vehicle, the Company introduced the model HD 125 in February 1997. The HD 125 incorporates certain features of the Posi-Track and the Track Truck.

The Company believes the HD 125 will be an attractive market to certain markets due to the following:

      . Maintenance-Free Suspension. The suspension of the HD 125 has been designed so that it does not require periodic greasing of the bearings.

      . More Powerful Engine. The HD 125 is powered by a 125 horsepower John Deere PowerTec turbo diesel engine.

      . User-Friendliness. The HD 125 has a larger, more spacious steel cab. The HD 125 incorporates the Company's patented Posi-Turn steering system which utilizes a steering wheel rather than levers to steer the vehicle.

      . Features. The HD 125 comes standard with a "quick-attach" mounting mechanism so it can accept a variety of attachments including brush cutters, backhoes, buckets and dozer blades. It also has hydraulic controls mounted inside the cab to allow for the use of trail grooming attachments.

     The Company believes the HD 125 can be sold into the snowmobile trail grooming market as well as those seeking a vehicle to access remote work sites, such as utilities, construction companies and governmental agencies. The Company anticipates a retail selling price for the HD 125 of approximately $75,000. The Company expects to begin delivery of the Model HD 125 in the Fall of 1997. The Company anticipates selling the majority of the HD 125's through in-house sales and marketing efforts.

     The Company also intends to sell options and accessories for the HD 125.
It is anticipated the options and accessories will be either made and stocked at the Company's manufacturing facility or manufactured by others to the Company's specifications, and integrated into the overall design of the HD 125.

SALES AND MARKETING

     In the United States and limited areas of Canada, the Company sells and distributes the Posi-Track primarily through independent construction and farm equipment dealers. The Company sells and distributes the Track Truck in the United States primarily through both independent dealers and in-house sales and
marketing efforts.    Sales of the Company's products in geographic areas
outside the above mentioned areas are made on a direct basis through in-house sales and marketing efforts.

     The construction and farm equipment industries, in which the Posi-Track competes, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries including farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Posi-Track have generally been greater in the spring and sales of the Track Truck have generally been greater in the fall. The Company believes the versatility of its products and their suitability for multiple purposes may reduce these factors.

     In 1996, the Company had sales to two dealers which totaled approximately 21% of the Company's total net sales. In 1995 and 1994, sales to one of these dealers accounted for approximately 13% and 14%, respectively, of the Company's total sales. The Company believes that the loss of either of these dealers would not have a significant effect on its future operations.

     As of March 14, 1997, the Company had 48 Posi-Track dealer locations and two Track Truck dealer locations in the United States and one Posi-Track dealer location in Canada. As of March 15, 1996, the Company had 43 Posi-Track dealer locations and two Track Truck dealer locations in the United States. The Company intends to continue its marketing efforts in an attempt to attract more dealers in the United States for its vehicles. The Company believes that it may need as many as 200 dealers in the United States in order to adequately cover the available market. There are currently in excess of 500 Bobcat(R) dealers in the United States. Currently, the Company requires prospective dealers to purchase a minimum of three vehicles to become one of the Company's dealers.
The Company's dealership agreements require the dealer to advertise and promote the Company's products and provide service and warranty work. Dealership agreements may be terminated upon 30 days' notice by either party.

     The Company generally does not offer financing on its vehicles, but has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. In January 1996, the Company entered into an agreement with John Deere Credit whereby John Deere

Credit will provide floor plan financing to the Company's Posi-Track dealers. In 1996, approximately 9% of the Company's sales were financed through John Deere Credit. Prior to 1996, the Company had an arrangement with Bombardier Capital, Inc. (BCI), pursuant to which BCI would finance the sale of the Company's vehicles to its dealers. In 1995 and 1994, approximately 7% and 1%, respectively, of the Company's sales were financed through this arrangement with BCI.

     In February 1996, the Company entered into an agreement to provide retail financing for its products through Iowa Securities Leasing Corp. In 1996, less than one percent of the Company's sales were financed through Iowa Securities Leasing Corp. Prior to 1996, the Company had an agreement with Stearns Financial pursuant to which Stearns Financial would finance the sale of the Company's vehicles to the end purchaser. Approximately 1% and 2% of the Company's sales were financed through this arrangement in 1995 and 1994, respectively.

     The agreement with John Deere Credit requires the Company to repurchase any units not paid for by the purchaser within the terms of the respective agreements. As of February 24, 1997, the total amount owed to John Deere Credit by dealers under the Company's agreement was approximately $500,000.

COMPETITION

     The market in which the Posi-Track competes is generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Deere & Co. and Caterpillar Inc. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market.

     The market in which the Track Truck competes generally is comprised of all-terrain vehicles, principally larger, track-driven vehicles other than snowmobiles. The Company believes that the principal participants in the general all-terrain vehicle market include Bombardier, Inc. of Canada, Tucker Corporation and LMC Corporation. The Company believes that the products most closely competitive with the Track Truck are larger than the Track Truck, do not provide the maneuverability of the Track Truck and are significantly more costly than the Track Truck.

     The Company expects its products to compete in the market based on, among other things: adaptability, versatility, performance, convenience of operation, features, size, brand loyalty, price and reputation. Some of the Company's competitors possess significantly greater resources than the Company, as well as established reputations within the industry. There is no assurance that a competitor with greater capital resources will not enter and exploit the Company's markets to the Company's detriment. The Company believes the introduction of additional competitors could enhance market acceptance of rubber track vehicles.

WARRANTY

     The Company provides a limited warranty to purchasers of the Track Truck and the Posi-Track. The Track Truck warranty covers defects in material or workmanship for a period of two years from the delivery date or 1,000 operating hours, whichever occurs first. The Posi-Track warranty covers defects in material or workmanship for a period of one year from the delivery date or 500 operating hours, whichever occurs first. Components which are not manufactured by the Company are subject only to the warranty of the manufacturer of the component.

MANUFACTURING AND SUPPLIERS

     The Company manufactures and assembles its products at its facility in Grand Rapids, Minnesota, which it occupied in May 1995. See "Item 2. Description of Property." The majority of the component parts are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard "off-the-shelf" parts purchased by the Company and incorporated into its vehicles. Others, such as the rubber track, undercarriage and loader, are manufactured specifically for the Company. The remaining parts, such as the Posi-Track and Track Truck frame, are manufactured on site for incorporation into the vehicles. In order to help reduce production costs, the Company periodically reviews those parts that may be more cost-effective to manufacture in-house.

     The Company owns the tooling used for manufacturing customized parts by outside vendors. While current vendors are meeting the Company's quality and performance expectations, the Company believes alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect the Company's business. The Company believes that a change in suppliers for component parts other than the rubber track could occur without material disruption of the Company business. Although the need to obtain an alternate source for the rubber track used in the Company's vehicles would cause a more significant delay in production, the Company believes alternative sources are available. The Company intends to maintain approximately eight to ten weeks of inventory of the rubber track in order to protect against the negative effects of any interruption in the supply of the track.

INTELLECTUAL PROPERTY RIGHTS

     In 1986, a patent was issued to the Company with respect to the Posi-Turn power steering system. The steering system was invented by Gary Lemke, President of the Company, and his rights with respect to the invention were assigned by him to the Company. In connection with the assignment, the Company did not pay any compensation to Mr. Lemke, but agreed that in the event the Company licenses any of its rights under the patent to others, Mr. Lemke will receive 25% of any royalties under such license. The Company has registered the trademark "Track Truck" with the U.S. Patent and Trademark Office and claims common law trademark rights in the names "Posi-Track", "Posi-Turn" and "Snow Saver." Despite these protections, it may be possible for competitors or users to copy aspects of the Company's products.

     The Company believes that patent and trademark protection is less significant to its competitive position than the knowledge, ability and experience of the Company's personnel, product enhancements, new product development and the ongoing reputation of the Company.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $171,000, $81,000 and $30,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models and enhancements to existing products.

INSURANCE

     The Company maintains product liability insurance in the amount of $1,000,000 per claim and in the aggregate. The Company has a commercial umbrella insurance policy which provides an additional $1,000,000 of coverage per claim
and in the aggregate.   The Company also maintains key-person life insurance in
the amount of $1,000,000 on the life of Mr. Lemke.

EMPLOYEES

     As of March 14, 1997, the Company had 61 employees, three of whom are part-time, and one independent contractor who is part-time. The Company's employees and independent contractors include four in management, eight in administration, five in sales and marketing and forty-five in manufacturing and engineering.
The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union.

ITEM 2.   DESCRIPTION OF PROPERTY

     In July 1994, the Company entered into a development agreement relating to the construction of its new facility in Grand Rapids, Minnesota with the Grand Rapids Economic Development Authority ("EDA") and the Iron Range Resources and Rehabilitation Board ("IRRRB'). The IRRRB provided approximately $1,050,000 to the EDA to construct the facility to be used by the Company. The EDA also provided approximately $300,000 for construction of the new facility. Total costs of the new facility in excess of $1,350,000, totaling approximately $140,000, were paid by the Company.

     The Company leases its present production and office facility from the EDA. The facility consists of 40,000 square feet of production space and 4,000 square feet of office space in Grand Rapids, Minnesota, which is located approximately 170 miles north of Minneapolis. The Grand Rapids facility has been the Company's primary production and office facility since it was occupied in May 1995. Rental payments under the lease are based on repayment of the amounts expended in the construction of the facility over a period of 20 years, without interest, with no lease payments due during the first two years of the lease and reduced lease payments in the third and fourth years. The Company's lease payments will be equal to approximately $38,000 per year for the period June 1997 through May 1999 and approximately $81,000 per year thereafter. Under the terms of the lease, the Company is responsible for all real estate taxes, utilities and insurance on the leased property. The lease has been recorded as a capital lease for financial statement and income tax purposes. The

Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The present value of the remaining lease payments is based upon a discount rate equal to the rate, at the time of purchase, of a direct obligation of, or of obligations, the timely payment of the principal of and interest on which is fully and unconditionally guaranteed by, the United States of America, with the period of time until such obligation or obligations mature equal to the number of full calendar months remaining in the term of the lease at the time of purchase. The purchase price of the land is currently $180,000, but can be reduced or forgiven over a period of 9 years if certain minimum employment levels are met and maintained during the applicable year. In the event the Company purchases the facility, the IRRRB has a right of first refusal to purchase it if the Company desires to sell it within the first 10 years of the lease.

     With the occupancy of the new facility, the Company became eligible to receive up to $200,000 of grant monies through the State of Minnesota over a three-year period, provided certain employment levels are attained. The Company received the first installment of grant monies in 1996 of $50,000. Should the Company attain the employment levels specified in the grant, the Company will be eligible to receive $75,000 in each of 1997 and 1998.

     In 1996, the Company decided to expand its present manufacturing facility from 40,000 square feet to 100,000 square feet. In October 1996, the Company announced it received approval for a financing package for the expansion of its manufacturing facility in Grand Rapids, Minnesota. The IRRRB, together with several participating agencies, agreed to provide loans totaling approximately $1,800,000 to the Company for its plant expansion. The Company would then be required to provide approximately $200,000 for the planned $2,000,000 expansion. In addition, any costs in excess of $2,000,000 would be the responsibility of the Company. It is anticipated the plant expansion and underlying land would be owned by the EDA and leased to the Company over a term of twenty years. The Company anticipates it will account for the lease of the plant expansion and land as a capital lease for financial statement and income tax purposes. The land upon which the expansion project will be constructed is presently owned by the City of Grand Rapids and is being leased to the Itasca County - Grand Rapids Airport Commission ("Commission"). Prior to the transfer of this land to the EDA, the Federal Aviation Administration ("FAA") must approve any structure to be constructed upon the site. To allow for the start of construction of this expansion, the Company intends to enter into a ground lease of the site with the Commission for a period of two years at the rate of $6,000 per year. During this two year lease term, it is anticipated the necessary approvals will be obtained from the FAA to allow for the transfer of the land to the EDA.

     Subsequent to this announcement, the Company determined it would be in its best interests to remove one of the participating agencies from the loan group and fund that agency's portion of the expansion project itself. The Company will now be required to fund approximately $400,000 of the planned $2,000,000 expansion project as well as any costs in excess of $2,000,000.

     Terms of the loan package have not been finalized, but it is anticipated to contain a term of approximately 20 years with a composite interest rate of 6-7%. The Company began the expansion project in Fall 1996, and anticipates a completion date of Summer 1997. As of March 14, 1997, the Company had expended approximately $168,000 for the expansion project and has committed an additional approximately $280,000 towards this project. The Company also anticipates it will need to hire up to an additional 20-50 employees over the next twelve months to meet projected demand for its products, the majority of whom will be in the production area. Management believes the local work force is sufficient to hire the additional employees.

     The Company also has 13,000 square feet of production space and 2,000 square feet of office and engineering space on land owned by the Company in Marcell, Minnesota, which is located approximately 30 miles north of Grand Rapids. Up until May 1995, the Marcell property was the Company's primary production facility. Currently, the Company uses the Marcell production and office space for additional warehouse and storage space. In 1996, the Company sold its Marcell research and development space to an unrelated party.

     In addition to its facility in Marcell, the Company owns a 20-acre tract of land near Marcell used for testing its vehicles and three acres of land and a 9,000 square foot building in Grand Rapids used for research and development and warehousing. This Grand Rapids property was acquired from Company President, Gary Lemke, pursuant to a contract for deed. The Company believes that its properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

     During its 1996 fiscal year, the Company was not involved in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock has been traded on the Nasdaq Smallcap Market/SM/ under the ticker symbol ASVI since the completion of its initial public offering, August 11, 1994. The following table sets forth sales price information for the periods indicated, as adjusted to reflect the Company's three-for-two stock split, effective January 21, 1997.

     Year Ended December 31, 1995     High    Low
     ----------------------------    ------  ------
     First Quarter                   $ 2.58  $ 2.00
     Second Quarter                    4.33    2.58
     Third Quarter                     5.33    3.58
     Fourth Quarter                    5.33    4.17

     Year Ended December 31, 1996     High    Low
     ----------------------------    ------  ------
     First Quarter                   $ 5.00  $ 4.17
     Second Quarter                   14.17    4.50
     Third Quarter                    13.33    8.67
     Fourth Quarter                   19.33   11.00

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     The Company's common stock was approved for inclusion in the Nasdaq National Market under the ticker symbol ASVI on February 26, 1997.

HOLDERS

     As of March 14, 1997, the Company had approximately 144 holders of record of its Common Stock (not including beneficial holders).

DIVIDENDS

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

          During October 1996, the Company sold $5,000,000 of its senior, unsecured, 6.5% Convertible Debentures, due October 15, 2006 (" the debentures") in a cash transaction. The debentures were sold pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended ("the 33 Act"). The debentures were sold only to "accredited investors" as that term is defined in Regulation D of the 33 Act. There were no underwriting discounts or commissions incurred for the sale of the debentures. The debentures are convertible at any time into the Company's common stock at $11.00 per share, the approximate fair market value of the common stock at the time the debentures were sold.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
       Net sales..................................    100.0%   100.0%   100.0%
       Cost of goods sold.........................     76.2     78.2     80.2
       Gross profit...............................     23.8     21.8     19.8
       Selling, general & administrative expense..     10.8     12.4     14.4
       Operating income...........................     11.6      8.4      4.8
       Interest expense...........................      1.0      0.4      1.6
       Net income.................................      7.5      5.3      3.1

     Net Sales. For the year ended December 31, 1996, net sales totaled approximately $12,266,000, a 49% increase over 1995. This increase is the combination of increased sales of the Company's Posi-Track vehicle and related accessories along with increased sales of parts and used equipment, offset by a reduction in the sales of Track Truck vehicles. Posi-Track related sales increased 63% over 1995 due to the continued expansion of the Posi-Track dealer network, a full year in the Company's expanded manufacturing facility and full year sales to one large dealer which was added in mid-1995. At March 14, 1997, the Company had 49 Posi-Track dealer locations compared with 43 in March 1996. Four of the ten largest Posi-Track dealers for 1996, based on sales volume, were added during 1996. These four represented total sales volume of approximately $1,900,000. In 1996, the Company was in its expanded manufacturing facility the entire year, compared with eight months in 1995, thereby providing for increased production capacity. Also in 1996, the Company had two Posi-Track dealers that together accounted for 21% of the Company's net sales. In 1995, the Company had only one Posi-Track dealer with sales in excess of 10%. Track Truck related sales for 1996 decreased 18% as the Company did not experience, nor did it anticipate, any large foreign shipments as was experienced in 1995. Excluding foreign shipments, Track Truck unit sales actually increased 24% in 1996. Sales of parts and used equipment increased 57% due to the greater number of vehicles in service in 1996. Sales of used equipment increased 90% in 1996 due to the Company devoting more of its resources to marketing used equipment and a greater amount of used equipment.

     Net sales for the year ended December 31, 1995 increased approximately $3,438,000, or 72% over 1994 to approximately $8,245,000, due primarily to increased sales of the Company's Posi-Track vehicle and related accessories. Posi-Track related sales increased 102% over 1994 due to the Company's ability to increase production from its new production facility, the addition of several new dealers in 1995, a price increase during 1995 and increased marketing efforts by the Company. While the number of Posi-Track dealer locations did not change significantly in 1995, dealers which were added in 1995 were much more active in marketing and selling the Posi-Track than were the dealers who were removed from the active dealer roles in 1995. One new dealer with five locations was added in 1995, with sales to this dealer totaling approximately $726,000. Sales of the Company's Track Truck vehicle and related accessories increased 43% in 1995, due to an increase in the number of units sold and an increase in the average selling price. Included in the 1995 increase were two export shipments, one to a Russian customer and one to a Japanese customer, which accounted for approximately 33% of the 1995 unit sales. The increase in the average selling price was attributed to a mid-year price increase, fewer Track Trucks sold through the dealer network and more Track Trucks being sold with a greater number of accessories. Sales of parts, used equipment and other increased approximately 12% from 1994. This increase was due to increased parts sales as there were a greater number of machines in service in 1995, offset by a reduction in the sale of used equipment.

     Gross Profit. For 1996, gross profit increased to approximately $2,925,000, or 23.8% of net sales, compared with approximately $1,796,000, or 21.8% of net sales, in 1995. The increased gross profit amount can be attributed to the large increase in the Company's net sales for 1996. The increased gross profit percentage is due primarily to the increased efficiencies gained as the number of vehicles produced increases. In 1996, the Company produced approximately 42% more total units than in 1995. The Company also occupied its new manufacturing facility for the entire twelve months of 1996 compared with approximately eight months for 1995, allowing for greater efficiencies in the production process. In addition, the Company has been able to obtain better pricing on its purchases of raw materials as well as negotiate volume incentive discounts with several of its major vendors.

     Gross profit increased to approximately $1,796,000, or 21.8% of net sales, in 1995, compared with approximately $951,000, or 19.8% of net sales, in 1994. The increased gross profit was due to the large increase in net sales for 1995. The increase in gross profit percentage was due to several factors. One, the Company's move to its new production facility allowed the Company to expand its production levels, resulting in more efficient operations. Certain items which had been manufactured by outside vendors were brought in-house, enabling the Company to manufacture the items at a lower cost. Two, with proceeds remaining from the 1994 public stock offering and cash generated from operations, the Company was able to take advantage of vendor discounts as well as purchase in larger quantities to obtain lower unit costs. Last, a greater percentage of Posi-Tracks and Track Trucks were sold at the retail level in 1995 compared with 1994, rather than through the Company's dealer network.

     Selling, General and Administrative Expenses. For 1996, selling, general and administrative expenses increased to approximately $1,330,000 from approximately $1,023,000 in 1995. As a percentage of net sales, these expenses decreased from 12.4 % of net sales in 1995 to 10.8% of net sales in 1996. The increased expenses are due to the following: increased sales and marketing costs, primarily advertising and travel costs; increased costs for administrative personnel hired to support the Company's increased activity; and the costs associated with a full year of occupancy in the Company's new facility. The decreased percentage of selling, general and administrative expenses is due to the increased sales volume in 1996.

     Selling, general and administrative expenses were approximately $1,023,000, or 12.4% of net sales in 1995, compared with approximately $691,000, or 14.4% of net sales, in 1994. The increased expenses were due primarily to increased sales and marketing expenditures promoting the Company's vehicles, higher compensation costs as sales and administrative personnel were added to support expanded sales and customer service and the increased reporting costs as a publicly-held company. In addition, a portion of the 1995 increase was attributable to the general increase in the Company's overall sales volume and activity. The decreased percentage of selling, general and administrative expenses was due to the increased sales volume in 1995.

     Research and Development. For 1996, research and development expenses increased to approximately $171,000 compared with approximately $81,000 in 1995. The increase is due to the Company devoting more of its resources to this area in 1996 from increased profitability and other available funds. The research and development efforts in 1996 focused primarily on development of new products and enhancements to existing products.

     Research and development expenses increased from approximately $30,000 in 1994 to approximately $81,000 in 1995. The increase was due mainly to the Company having the necessary funds available to invest in this area in 1995 from increased profitability. The research and development efforts focused primarily on improvements to the Company's existing product line.

     Interest Expense. Interest expense was approximately $127,000, or 1.0% of net sales, in 1996 compared with $36,000, or 0.4% of net sales, in 1995 and approximately $75,000, or 1.6% of net sales, in 1994. The increase in 1996 was due to the Company's $5,000,000 private placement of 6.5% convertible debentures which was completed in October 1996. The decrease in 1995 was due to the Company paying off its shareholder debt and bank debt with proceeds from its public stock offering from August 1994.

     Net Income. Net income for the twelve months ended December 31, 1996 was approximately $922,000, compared with net income of approximately $440,000 in 1995 and $148,000 in 1994. The increases were due to increased sales and profitability on those sales, offset, in part, by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of approximately $10,510,000, compared with approximately $4,372,000 at December 31, 1995. Approximately $5,000,000 of the total increase of approximately $6,138,000 was from proceeds of the Company's private placement of convertible debentures as discussed below. The remainder of the increase was due primarily to the increase in the Company's accounts receivables and inventories offset in part by increased levels of accounts payable and accrued liabilities from the overall volume increase in 1996.

     At December 31, 1995, the Company had working capital of approximately $4,372,000, compared with approximately $4,241,000 at December 31, 1994. Cash and marketable securities decreased approximately $470,000 to $487,727 at December 31, 1995 compared with December 31, 1994 as the Company increased its accounts receivable and inventories and also equipped its new manufacturing facility in 1995. Accounts receivable increased approximately $293,000, due primarily to shipments occurring at the end of December. Inventories increased approximately $712,000, due primarily to an increase in raw materials and purchased parts to accommodate increased production levels and also an increase in the amount of service parts as the number of machines in the field increased. The Company also spent approximately $429,000 to equip its new manufacturing facility. Current liabilities increased approximately $351,000, due to increases in accounts payable and accrued expenses along with an increase of approximately $230,000 in income taxes payable due to increased profitability and the utilization of all net operating loss carryforwards in 1994.

     As discussed above, the Company in the process of expanding its present manufacturing facility. Under the expected terms of the construction and lease arrangements, the Company would incur an additional $1,600,000 of long-term debt
for a twenty-year period at a composite interest rate of 6-7%.   As of December
31, 1996, the Company has committed approximately $450,000 of its own funds for the expansion project.

     In October 1996, the Company completed a $5 million private placement offering of convertible debentures with an investor group. The debentures are convertible at any time into common stock at $11.00 per share, the approximate fair market value of the common stock at the time the debentures were sold. Interest at 6.5% per annum is payable quarterly. The debentures are non-callable for five years and mature in October 2006. The Company intends to use approximately $1,000,000 of the proceeds to purchase capital equipment necessary for the expansion of its manufacturing and office facilities at its Grand Rapids, Minnesota location. The remaining proceeds will be used for working capital. Initially, working capital will be used to finance an increase in the Company's sales and marketing efforts through increased advertising, pursuing new dealer relationships, and compensating sales personnel. If the Company's sales and marketing efforts generate additional sales, the Company anticipates that additional amounts of working capital will be used to purchase additional inventory and to finance higher levels of accounts receivable associated with the higher level of sales. Pending utilization of the proceeds, the Company plans to invest such proceeds in short-term, investment grade securities or other short-term debt instruments.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next 12-18 months.

     The Company has increased its number of employees approximately 50% in the last 12 months. In order to meet its anticipated sales levels for 1997, the Company expects it will increase its employees by approximately 30-50% over the next twelve months. It is anticipated nearly all the additional employees will be in the production area. The Company believes the local work force is adequate to supply the additional employees it needs.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     The statements set forth above under 'Liquidity and Capital Resources' and elsewhere in this Form 10-KSB which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in expanding its plant capacity, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are attached as a separate section immediately following the signature page of the Annual Report on Form 10-KSB:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets as of December 31, 1996 and 1995
     Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by Item 9 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Compliance With Section 16(a) of the Exchange Act" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     Exhibit
     Number    Description
     ------    -----------
       3.1     Second Restated Articles of Incorporation of the Company (a)

       3.1a    Amendment to Second Restated Articles of Incorporation of the
               Company

       3.2     Bylaws of the Company (a)

       4.1     Specimen form of the Company's Common Stock Certificate (a)

       4.2 *   1987 Stock Option Plan (a)

       4.3 *   1994 Long-Term Incentive and Stock Option Plan (a)

       4.4     Form of Warrant issued to Summit Investment Corporation (b)

       4.5     Form of Debenture issued October 1996 (d)

       4.6     Warrant issued to Leo Partners, Inc. on December 1, 1996

      10.1 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board ("IRRRB'), the Grand Rapids Economic Development Agency ("EDA") and the Company (b)

      10.2 Lease and Option Agreement dated July 14, 1994 between the Grand Rapids Economic Development Agency and the Company (b)

      10.3 Option Agreement dated July 14, 1994 between the EDA and the Company (b)

      10.4     Grant Contract dated July 1, 1994 between the Company and the
               IRRRB (b)

      10.5 Letter Credit Agreement dated June 15, 1994 between the Security State Bank of Hibbing and the Company (a)

      10.9 * Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

     10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996

     11        Statement re: Computation of Per Share Earnings

     22        List of Subsidiaries (a)

     23.1      Consent of Grant Thornton LLP, independent auditors

     24.1      Power of Attorney (Included on Signature Page)

     27        Financial Data Schedule

______________________
          (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

          (b) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-61284C) filed August 3, 1994.

          (c) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994(File No. 33-61284C) filed November 11,1994.

          (d) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 (File No. 0-25620) filed electronically November 13, 1996.

           * Indicates management contract or compensation plan or arrangement.

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 A.S.V., INC.

          /s/ Gary Lemke                          Date:  March 27, 1997
     -----------------------------                ----------------------
     By:   Gary Lemke, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Gary Lemke and Thomas R. Karges, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in -fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.



          /s/ Philip C. Smaby                Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Philip C. Smaby, Chairman
          of the Board and Director

          /s/ Jerome T. Miner                Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Jerome T. Miner, Vice-
          Chairman of the Board and
          Director


          /s/ Gary Lemke                     Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Gary Lemke, President and
          Director (Chief Executive
          Officer)


          /s/ Edgar E. Hetteen               Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Edgar E. Hetteen, Vice
          President and Director

          /s/ James Dahl                     Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  James Dahl, Director


          /s/ Leland T. Lynch                Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Leland T. Lynch, Director


          /s/ Karlin S. Symons               Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Karlin S. Symons, Director


          /s/ Thomas R. Karges               Date:  March 27, 1997
     -----------------------------------     -----------------------------------
     By:  Thomas R. Karges, Chief
          Financial Officer

                          A.S.V., INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


          ASSETS                                                          1996         1995
                                                                       -----------  -----------
CURRENT ASSETS
 Cash and cash equivalents                                             $ 3,042,494  $   437,727
 Short-term investments                                                  2,269,753       50,000
 Accounts receivable (net of allowance for doubtful
  accounts of $20,000)                                                   1,261,228      737,323
 Inventories                                                             5,160,353    3,685,975
 Prepaid expenses and other                                                201,943       62,224
                                                                        ----------   ----------
             Total current assets                                       11,935,771    4,973,249
                                                                        ----------   ----------

Property and equipment, net                                              1,474,641    1,348,966
                                                                        ----------   ----------
                                                                       $13,410,412  $ 6,322,215
                                                                        ==========   ==========

             LIABILITIES AND
               SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                      $   779,609  $   179,382
 Accrued liabilities
  Compensation                                                              87,695       70,220
  Interest payable                                                          78,785            -
  Warranties                                                               100,000            -
  Other                                                                    181,168      122,073
 Income taxes payable                                                      198,954      229,591
                                                                        ----------   ----------
             Total current liabilities                                   1,426,211      601,266
                                                                        ----------   ----------
LONG-TERM LIABILITIES
 Convertible debentures                                                  5,000,000            -
 Capital lease obligation                                                  697,068      643,207
                                                                        ----------   ----------
                                                                         5,697,068      643,207
                                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES                                                    -            -

SHAREHOLDERS' EQUITY

Capital stock, $.01 par value:
 Preferred stock, 7,500,000 shares authorized; no shares outstanding             -            -
 Common stock, 22,500,000 shares authorized;
  4,810,659 shares issued and outstanding in 1996;
  4,763,859 shares issued and outstanding in 1995                           48,107       47,639
 Additional paid-in capital                                              5,201,038    4,913,624
 Retained earnings                                                       1,037,988      116,479
                                                                        ----------   ----------
                                                                         6,287,133    5,077,742
                                                                        ----------   ----------
                                                                       $13,410,412  $ 6,322,215
                                                                        ==========   ==========

The accompanying notes are an integral of these statements.


                          A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996         1995         1994
                                                               ------------  -----------  -----------
Net sales                                                      $12,266,499   $8,244,565   $4,806,174

Cost of goods sold                                               9,341,860    6,448,811    3,854,930
                                                               -----------   ----------   ----------

     Gross profit                                                2,924,639    1,795,754      951,244
                                                               -----------   ----------   ----------

Operating expenses
 Selling, general and administrative                             1,329,705    1,023,056      691,014
 Research and development                                          171,340       80,569       30,236
                                                               -----------   ----------   ----------
                                                                 1,501,045    1,103,625      721,250
                                                               -----------   ----------   ----------

     Operating income                                            1,423,594      692,129      229,994
                                                               -----------   ----------   ----------
Other income (expense)
 Interest income                                                    99,706       32,215       14,898
 Interest expense                                                 (127,069)     (36,300)     (75,112)
 Other, net                                                         63,278        2,808        1,414
                                                               -----------   ----------   ----------
                                                                    35,915       (1,277)     (58,800)
                                                               -----------   ----------   ----------

     Income before income taxes                                  1,459,509      690,852      171,194

Provision for income taxes                                         538,000      251,000       23,500
                                                               -----------   ----------   ----------

     NET INCOME                                                $   921,509   $  439,852   $  147,694
                                                               ===========   ==========   ==========

Net income per common and common equivalent share              $       .18   $      .09   $      .04
                                                               ===========   ==========   ==========
Weighted average number of common and common
 equivalent shares outstanding                                   5,329,067    5,000,514    3,686,819
                                                               ===========   ==========   ==========

The accompanying notes are an integral part of these statements.

                          A.S.V., INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                         Retained
                                                                         Additional      earnings
                                                Common stock               paid-in     (accumulated
                                        ----------------------------
                                          Shares             Amount        capital       deficit)       Total
                                        ---------           --------     ----------    ------------   ---------
Balance at December 31, 1993            2,867,649            $28,677     $1,535,873     $(471,067)   $1,093,483

  Sale of common stock and
   warrant, net of offering costs of
   $676,104                             1,866,210             18,662      3,348,739             -     3,367,401

  Net income                                    -                  -              -       147,694       147,694
                                        ----------            ------      ---------     ---------     ---------
Balance at December 31, 1994            4,733,859             47,339      4,884,612      (323,373)    4,608,578

  Exercise of stock options                30,000                300         29,012             -        29,312

  Net income                                    -                  -              -       439,852       439,852
                                        ---------             ------      ---------     ---------     ---------
Balance at December 31, 1995            4,763,859             47,639      4,913,624       116,479     5,077,742

  Exercise of stock options                46,800                468         78,814             -        79,282

  Tax benefit from exercise of stock
   options                                      -                  -        196,000             -       196,000

  Warrant earned                                -                  -         12,600             -        12,600

  Net income                                    -                  -              -       921,509       921,509
                                        ---------             ------      ---------     ---------     ---------
Balance at December 31, 1996            4,810,659            $48,107     $5,201,038    $1,037,988    $6,287,133
                                        =========             ======      =========     =========     =========

The accompanying notes are an integral part of these statements.

                          A.S.V., INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                      1996         1995         1994
                                                                  ------------  ----------  ------------
Cash flows from operating activities:
 Net income                                                        $   921,509   $ 439,852   $   147,694
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                     114,000       95,482        59,990
    Interest accrued on capital lease obligation                       46,417       29,912             -
    Deferred income taxes                                             (49,000)     (23,000)      (33,000)
    Effect of warrant earned                                           12,600            -             -
    Changes in assets and liabilities
       Accounts receivable                                           (523,905)    (292,811)     (278,723)
       Inventories                                                 (1,474,378)    (711,554)     (930,591)
       Prepaid expenses and other                                     (90,719)      66,686       (17,256)
       Accounts payable                                               600,227       56,179      (110,868)
       Accrued compensation                                            17,475       55,339        11,085
       Accrued interest payable                                        78,785            -             -
       Accrued warranties                                             100,000            -             -
       Other accrued liabilities                                       59,095       70,634        (8,689)
       Income taxes payable                                           (30,637)     229,591             -
                                                                  -----------    ---------   -----------

          Net cash provided by (used in) operating activities        (218,531)      16,310    (1,160,358)
                                                                  -----------    ---------   -----------
Cash flows from investing activities:
 Purchase of property and equipment                                  (232,231)    (428,568)     (117,600)
 Purchase of short-term investments                                (2,269,753)    (361,282)     (500,000)
 Redemption of short-term investments                                  50,000      811,282             -
                                                                  -----------    ---------   -----------

          Net cash provided by (used in) investing activities      (2,451,984)      21,432      (617,600)
                                                                  -----------    ---------   -----------
Cash flows from financing activities:
 Proceeds from convertible debenture                                5,000,000            -             -
 Proceeds from notes payable - bank                                         -            -       573,500
 Principal payments on notes payable - bank                                 -            -    (1,290,929)
 Principal payments on notes payable - related parties                      -      (63,193)     (359,042)
 Principal payments on long-term liabilities                                -      (24,114)     (153,538)
 Sale of common stock and warrant, net of offering costs                    -            -     3,367,401
 Proceeds from exercise of stock options                               79,282       29,312             -
 Tax benefit related to exercise of options                           196,000            -             -
 Other                                                                      -            -        46,005
                                                                  -----------    ---------   -----------
          Net cash provided by (used in) financing activities       5,275,282      (57,995)    2,183,397
                                                                  -----------    ---------   -----------
          Net increase (decrease) in cash and cash equivalents      2,604,767      (20,253)      405,439

Cash and cash equivalents at beginning of period                      437,727      457,980        52,541
                                                                  -----------    ---------   -----------
Cash and cash equivalents at end of period                        $ 3,042,494    $ 437,727   $   457,980
                                                                  ===========    =========   ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest                                           $     1,867    $   6,538   $    88,714
 Cash paid for income taxes                                           452,110       29,288        34,769
Supplemental disclosure of investing and financing activities:
 Asset acquired by incurring capital lease obligation             $     7,444    $ 613,295   $         -
 Warrant earned for consulting services                                12,600            -             -

The accompanying notes are an integral part of these statements.

                          A.S.V., INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE A  -  SUMMARY OF SIGNIFICANT
 ACCOUNTING POLICIES

 The Company designs and manufactures track-driven, all-season vehicles and related accessories and attachments in one facility in northern Minnesota. The Company sells its products through a national dealer network and also directly to the end user throughout the United States and internationally.

 A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

 1.   Principles of Consolidation
      ---------------------------

 The consolidated financial statements include the accounts of A.S.V., Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 2.   Cash Equivalents
      ----------------

 The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, the Company had cash equivalents of approximately $2,772,000 and $251,000, which consisted of various highly liquid temporary cash investments. The fair value of these investments approximates cost.

 3.   Short-Term Investments
      ----------------------

 The Company considers its short-term investments at December 31, 1996 as "available for sale" and, therefore, states its short-term investments at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. At December 31, 1996, the fair value of all short-term investments approximated cost. At December 31, 1995, the Company's marketable security was classified as "held to maturity" and, therefore, recorded at cost. This security matured during 1996.

 4.   Accounts Receivable
      -------------------

 The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

 5.   Inventories
      -----------

 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

 6.   Property and Equipment
      ----------------------

 Property and equipment are carried at cost. Building and improvements are depreciated over periods of 18 to 39 years using the straight-line method. Tooling, machinery and equipment, and vehicles are depreciated over periods of 3 to 20 years using straight-line and accelerated methods. Accelerated methods are used for income tax purposes.

 7.   Product Warranty Costs
      ----------------------

 Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

 8.   Revenue Recognition
      -------------------

 The Company recognizes revenue when products are shipped.

 9.   Accounting Estimates
      --------------------

 The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses. Actual results could differ from those estimates.

 10.   Net Income Per Common and Common
       --------------------------------
       Equivalent Share
       ----------------

 Net income per common and common equivalent share is computed by dividing net income, plus the tax affected interest related to the convertible debentures, by the weighted average number of common and common equivalent shares outstanding, when dilutive, during the year. Primary and fully diluted net income per share are the same.

 11.  Reclassifications
      -----------------

 Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the presentation in the 1996 financial statements, with no effect on shareholders' equity or net income.

                         A.S.V., INC AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE B  -  SHORT-TERM INVESTMENTS

 Short-term investments consist primarily of a diversified portfolio of taxable and tax exempt governmental agency and municipal bonds as of December 31, 1996.

 The contractual maturities of available for sale debt securities at December 31, 1996 are as follows: $261,053 due within one year, $508,700 due after one year through five years and $1,500,000 due after five years.

NOTE C  -  INVENTORIES

 Inventories consist of the following:

                                                     December 31,
                                              ------------------------
                                                  1996         1995
                                              -----------   ----------
   Production parts
    and materials                              $2,789,440   $1,914,463
   Finished goods
    and service parts                           1,475,162    1,004,694
   Used equipment
    held for resale                               895,751      766,818
                                               ----------   ----------
                                               $5,160,353   $3,685,975
                                               ==========   ==========

NOTE D  -  PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

                                                     December 31,
                                               -----------------------
                                                  1996         1995
                                               ----------   ----------
   Land                                        $   32,367   $   32,367
   Building and
    improvements                                1,103,741    1,063,624
   Tooling                                        147,563       83,722
   Machinery and
    equipment                                     612,510      485,309
   Vehicles                                       126,748      134,199
                                               ----------   ----------
                                                2,022,929    1,799,221
   Less accumulated
    depreciation                                  548,288      450,255
                                               ----------   ----------
                                               $1,474,641   $1,348,966
                                               ==========   ==========

 During 1996, the Company received approval for a financing package for the expansion of its manufacturing facility in Grand Rapids, Minnesota, with completion estimated during Summer 1997. The Iron Range Resource and Rehabilitation Board, together with a participating bank, have agreed to provide loans totaling approximately $1,600,000. As of December 31, 1996, the Company is committed to approximately $450,000 in expansion costs.


NOTE E  -  LINES OF CREDIT

 The Company has a $600,000 line of credit with one bank and an additional $300,000 line with another participating bank. These lines of credit are collateralized by substantially all of the assets of the Company. The interest rates are variable at prime plus 1.75% (10.0% and 10.25% as of December 31, 1996 and 1995). As of December 31, 1996 and 1995, there were no outstanding advances under these lines of credit.


NOTE F  -  LONG-TERM LIABILITIES

 Convertible Debentures
 ----------------------

 During October 1996, the Company issued $5,000,000 of unsecured senior convertible debentures which carry interest at 6.5% and are due October 15, 2006. The debentures are convertible at any time into the Company's common stock at $11.00 per share, approximately the fair market value of the stock at the time the debentures were sold. Interest is payable quarterly. The Company may redeem the debentures any time after October 15, 2001.

 Capital Lease Obligation
 ------------------------

 The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority over a twenty-year period, which commenced May 1995. Terms of the lease agreement provide for no rent in the first two years, rental payments of approximately $38,000 per year in years three and four and approximately $81,000 per year in years five through twenty. The Company has an option to purchase the facility at any time during the lease period for the present value of the remaining lease payments plus the purchase price of the land. The purchase price of the land is $180,000, but can be reduced or forgiven if certain minimum employment levels are met and maintained.

 Future minimum lease payments under this capital lease obligation at December 31, 1996 are as follows:

   1997                                                     $   22,107
   1998                                                         37,898
   1999                                                         62,769
   2000                                                         80,534
   2001                                                         80,534
   Thereafter                                                1,080,494
                                                            ----------

   Total payments                                            1,364,336
   Amounts representing interest                               667,268
                                                            ----------
   Present value of minimum
     capitalized lease payments                             $  697,068
                                                            ==========

                         A.S.V., INC AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE F  -  LONG-TERM LIABILITIES  -
             Continued

 Assets and accumulated amortization related to the capital lease were approximately $620,739 and $25,740 at December 31, 1996 and $613,295 and $10,222 at December 31, 1995.

NOTE G  -  PROVISION FOR INCOME TAXES

 The provision for income taxes consists of the following:

                               Year ended December 31,
                          --------------------------------
                            1996         1995       1994
                          --------     --------   --------
   Current
    Federal               $520,500     $250,000   $ 50,000
    State                   66,500       24,000      6,500
                          --------     --------   --------
                           587,000      274,000     56,500
    Deferred               (49,000)     (23,000)   (33,000)
                          --------     --------   --------
  Provision for
    income taxes          $538,000     $251,000   $ 23,500
                          ========     ========   ========

 Deferred income taxes as of December 31 relate to the tax effect of temporary differences as follows:

                              1996                1995
                            --------            --------
   Accruals and reserves    $ 67,400            $ 21,000
   Other                       4,600               2,000

 The net deferred tax asset is included with prepaid expenses and other in the financial statements. The 1994 deferred tax benefit reflects the elimination of the valuation allowance as net operating loss carryforwards were utilized.

 The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                              1996     1995      1994
                              -----    -----    ------

 Statutory federal rate       34.0%    34.0%     34.0%
 State income taxes, net
    of federal benefit         3.0      2.3       2.6
 Benefit of income taxed
    at lower rates               -        -      (4.8)
 Net operating loss
    carryforward                 -        -     (11.7)
 Research and
    development credit           -     (1.2)     (7.6)
 Other                         (.1)     1.2       1.2
                              ----     ----     -----
                              36.9%    36.3%     13.7%
                              ====     ====     =====

NOTE H  -  SHAREHOLDERS' EQUITY

 Initial Public Offering
 -----------------------

 During 1994, the Company issued 1,866,210 shares of common stock in an initial public offering at a price of $2.17 per share. The net proceeds from the offering totaled $3,367,401.

 Stock Option Plans
 ------------------

 The Company's 1987 Stock Option Plan reserved 300,000 shares of its common stock. Options to purchase 255,000 shares of the Company's common stock at a weighted average exercise price of $1.37 per share were granted under this plan. Under the plan the option term is fixed at the date of grant and may not exceed ten years. The plan was terminated in September 1992.

 The Company's 1994 Long-Term Incentive and Stock Option Plan (the 1994 Plan) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees and independent contractors of the Company at an exercise price which is equal to the fair market value of the stock on the date of grant. Under the plan the option term is fixed at the date of grant and may not exceed ten years for an incentive stock option or fifteen years for non-qualified stock options. In the year of adoption, the Company reserved 187,500 shares of common stock for issuance under this plan. Each year thereafter, one and one-half percent of the number of shares of the Company's common stock outstanding at the previous fiscal year end are available for issuance under the plan with a maximum of 750,000 shares available. Options awarded under the 1994 Plan are exercisable in 25% cumulative amounts beginning one year from the date of issuance.

 The Company is in the process of adopting the 1996 Stock Option Plan (the 1996
 Plan). The Plan, which is subject to shareholder approval, has similar terms and vesting requirements as the 1994 Plan. Options to purchase 442,500 shares of the Company's common stock at an exercise price of $18.33 were granted under this plan.

                         A.S.V., INC AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE H  -  SHAREHOLDERS' EQUITY  -
              Continued

 Option transactions under the plans during each of the three years in the period ended December 31, 1996 are summarized as follows:

                                         Weighted
                                         Average
                                         Exercise
                              Shares      Price
                             --------    --------
   Outstanding at
     December 31, 1993       255,000       $ 1.37
        Granted              127,500         2.12
                             -------       ------
   Outstanding at
     December 31, 1994       382,500         1.57
        Granted               75,000         4.30
        Exercised            (30,000)         .98
                             -------       ------
   Outstanding at
     December 31, 1995       427,500         2.10
        Granted              541,500        18.07
        Exercised            (46,800)        1.69
                             -------       ------
   Outstanding at
     December 31, 1996       922,200       $11.67
                             =======       ======

 A total of 262,575, 256,875 and 255,000 options were exercisable at December 31, 1996, 1995 and 1994 with a weighted average exercise price of $1.78, $1.55 and $1.37.

 The following information applies to grants that are outstanding at December 31, 1996:

                               Options outstanding
                     ---------------------------------------
                                     Weighted-
                        Number        average      Weighted-
      Range of       outstanding     remaining      average
      exercise           at          contractual    exercise
       prices        period end         life         price
   --------------    -----------     -----------   ----------
   $1.47 to $2.17      296,250       1.5 years     $  1.68
   $2.29 to $3.00       17,700       4.5 years        2.44
   $3.83 to $4.83       77,250       5.0 years        4.49
           $18.33      531,000       5.0 years       18.33
                       -------

                       922,200
                       =======

                                 Options outstanding
                            -------------------------------
                               Number            Weighted-
       Range of             exercisable           average
       exercise                 at               exercise
        prices              period end             price
   --------------           -----------         -----------
   $1.47 to $2.17               240,000            $1.59
   $2.29 to $3.00                 6,450             2.29
   $3.83 to $4.83                16,125             4.43
                                -------
                                262,575
                                =======

 The weighted average fair value of the options granted during 1996 and 1995 is $9.49 and $2.29. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1996 and 1995; zero dividend yield; expected volatility of 30%; risk-free interest rate of 6.16% and expected life of 5.56 years.

 The Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," (SFAS 123) introduces an alternative method for recognizing compensation costs based upon the fair value of the awards on the date they are granted. The Company elected to continue using the intrinsic value based method while disclosing pro forma net income, as if the fair value method had been used. The Company's pro forma net income and net income per common and common equivalent share for 1996 was $860,685 and $.17 under the fair value based method. The effect was not material to the Company's 1995 pro forma net income. These effects may not be representative of the future effects of applying this statement.


 Stock Warrant
 -------------

 In connection with the public offering, the Company issued a warrant to the Underwriter to purchase up to 180,000 shares of the Company's common stock at the exercise price of $2.60 per share. The warrant is exercisable until August 11, 1999 and contains certain anti-dilution provisions. The warrant has not been exercised as of December 31, 1996.

 Stock Split
 -----------

 On December 21, 1996, the Board of Directors authorized a three-for-two stock split to shareholders of record as of January 6, 1997. All share and per share information has been restated to reflect the stock split.


NOTE I  -  CONSULTING AGREEMENT


 Effective December 1, 1996, the Company entered into a five year consulting agreement with a consulting firm. In connection with the agreement, the Company issued a warrant for the purchase of 225,000 shares of the Company's common stock at $11.00 per share, expiring December 1, 2006, in exchange for monthly consulting services to be received over the term of the agreement. The warrant is not exercisable until December 1997. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors.

                          A.S.V., INC AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE I  -  CONSULTING AGREEMENT  -
             Continued

 The fair value of the warrant granted is $3.36 and was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models with the following assumptions: zero dividend yield; risk-free interest rate of 6.3%; expected life of ten years; expected volatility of 30% and a marketability discount factor of 40%. The marketability discount factor was determined based upon no public market for the warrant and the limit on exercisability.

 Compensation costs are recognized evenly over the term of the consulting agreement.


NOTE J  -  COMMITMENTS AND CONTINGENCIES

 In 1996, the Company entered in to an agreement with a financing company (the "Creditor"), whereby the Creditor extends credit to the Company's dealers to finance goods sold to the dealers. The agreement requires the Company to repurchase goods and pay the Creditor for the unpaid balance of the credit, along with repossession costs, in the event of default by dealers. As of December 31, 1996, approximately $690,000 was outstanding in credit that had been extended to the Company's dealers.


NOTE K  -  MAJOR CUSTOMER

 During 1996, 21% of total sales were made to two unaffiliated customers, each accounting for over 10% of net sales. In 1995 and 1994, one of these customers accounted for 13.3% and 13.9% of net sales. At December 31, 1996, the accounts receivable from one customer was $165,098, with no amounts owing from the other major customer.


NOTE L  -  EMPLOYEE BENEFIT PLAN

 The Company adopted a 401(k) employee savings and profit sharing plan on July 1, 1995 which provides for employee salary deferrals of up to $9,500 and discretionary Company contributions. The plan covers employees who have completed three months of service, as defined in the plan, and who have attained the age of 20 and one-half. Discretionary Company contributions for the years ended December 31, 1996 and 1995 were $15,881 and $6,647.


 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
 --------------------------------------------------

 Board of Directors
 A.S.V., Inc. and Subsidiary

 We have audited the accompanying consolidated balance sheets of A.S.V., Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above, present fairly in all material respects, the consolidated financial position of A.S.V., Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

 GRANT THORNTON LLP


 Minneapolis, Minnesota
 February 14, 1997

                                 EXHIBIT INDEX

EXHIBIT                                                                    METHOD OF FILING
-------                                                                    ----------------
  3.1a     Amendment to Second Restated Articles of Incorporation      Filed herewith electronically

  4.6      Warrant issued to Leo Partners, Inc.                        Filed herewith electronically

  10.10    Consulting Agreement with Leo Partners, Inc.                Filed herewith electronically

  11       Statement re: Computation of Per Share Earnings             Filed herewith electronically

  23.1     Consent of Grant Thornton LLP, independent auditors         Filed herewith electronically

  27       Financial Data Schedule                                     Filed herewith electronically