Form 10KSB/A
period 1996-12-31
ASV INC /MN/
filed 1997-04-29
CIK 926763

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A-1

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                        Commission file number: 0-25620
                                                -------

                                 A.S.V., INC.
                              ------------------
                (Name of small business issuer in its charter)

                MINNESOTA                             41-1459569
      ------------------------------       ------------------------------
      State or other jurisdiction of               I.R.S. Employer
      incorporation of organization               Identification No.


840 LILY LANE, P.O. BOX 5160, GRAND RAPIDS, MN 55744         (218) 327-3434
----------------------------------------------------   -------------------------
Address of principal executive offices                 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

                                     NONE
                              -------------------
                              Title of each class

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                              Title of each class

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB.[ ]

     The registrant's revenues for the fiscal year ended December 31, 1996 totaled $12,266,499.

     Based on the closing bid price at March 14, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was
$77,740,547.                    .

     The number of shares outstanding of the registrant's $.01 par value common stock, as of March 14, 1997 was 4,829,159 shares.

     Transitional Small Business Issuer Format:  [ ]  Yes  [X]  No

                     DOCUMENTS INCORPORATED BY REFERENCE:
                     ------------------------------------

Portions of the registrant's Proxy Statement for its June 6, 1997 Annual Meeting
                    which will be filed by April 30, 1997,
                  are incorporated by reference in Part III.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 A.S.V., INC.

       /s/  Thomas R. Karges                      Date: April 23, 1997
     ------------------------------               ------------------------------
     By:    Thomas R. Karges
            Chief Financial Officer