Form 10QSB
period 1997-03-31
ASV INC /MN/
filed 1997-05-14
CIK 926763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

                        Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                          41-1459569
       -----------------------         --------------------------
   State or other jurisdiction of   I.R.S. Employer Identification No.
   incorporation of organization

          840 LILY LANE
          P.O. BOX 5160
      GRAND RAPIDS, MN 55744                    (218) 327-3434
      ----------------------                ----------------------
Address of principal executive offices    Registrant's telephone number

          Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

          At March 31, 1997, 4,829,159 shares of registrant's $.01 par value Common Stock were outstanding.

          Transitional Small Business Issuer Format [_]  Yes  [X]  No

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                          A.S.V., INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    December 31,
                                                                1997           1996
                                                             -----------   ------------
      ASSETS                                                 (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents................................   $ 2,260,307   $ 3,042,494
 Short-term investments...................................     3,270,993     2,269,753
 Accounts receivable, net.................................     1,177,649     1,261,228
 Inventories..............................................     6,171,165     5,160,353
 Prepaid expenses and other...............................       259,526       201,943
                                                             -----------   -----------
            Total current assets..........................    13,139,640    11,935,771

Property and equipment, net...............................     1,765,130     1,474,641
                                                             -----------   -----------

            Total Assets..................................   $14,904,770   $13,410,412
                                                             ===========   ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable.........................................   $ 1,928,557   $   779,609
 Accrued liabilities
  Compensation............................................        60,195        87,695
  Interest payable........................................        81,250        78,785
  Warranties..............................................        93,530       100,000
  Other...................................................       139,768       181,168
 Income taxes payable.....................................        87,954       198,954
                                                             -----------   -----------
            Total current liabilities.....................     2,391,254     1,426,211
                                                             -----------   -----------

LONG-TERM LIABILITIES.....................................     5,708,582     5,697,068
                                                             -----------   -----------

COMMITMENTS AND CONTINGENCIES.............................             -             -

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 7,500,000 shares authorized;
   no shares outstanding..................................             -             -
  Common stock, 22,500,000 shares authorized;
   4,829,159 shares issued and outstanding in 1997;
   4,810,659 shares issued and outstanding in 1996........        48,292        48,107
 Additional paid-in capital...............................     5,403,112     5,201,038
 Retained earnings........................................     1,353,530     1,037,988
                                                             -----------   -----------
                                                               6,804,934     6,287,133
                                                             -----------   -----------

            Total Liabilities and Shareholders' Equity....   $14,904,770   $13,410,412
                                                             ===========   ===========

See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                             1997         1996
                                          ----------   ----------

Net sales...............................  $4,651,185   $2,481,673

Cost of goods sold......................   3,582,043    1,918,636
                                          ----------   ----------

    Gross profit........................   1,069,142      563,037
                                          ----------   ----------

Operating expenses:
  Selling, general and administrative...     488,057      282,027
  Research and development..............      44,938       30,480
                                          ----------   ----------
                                             532,995      312,507
                                          -----------  ----------
    Operating income....................     536,147      250,530
                                          ----------   ----------

Other income (expense)
  Interest expense......................     (92,952)     (12,039)
  Other, net............................      65,347        8,305
                                          ----------   ----------
                                             (27,605)      (3,734)
                                          ----------   ----------
    Income before income taxes..........     508,542      246,796

Provision for income taxes..............     193,000       93,800
                                          ----------   ----------

    NET INCOME..........................  $  315,542   $  152,996
                                          ==========   ==========

Net income per common share.............  $      .06   $      .03
                                          ==========   ==========

Weighted average number of common and
  common equivalent shares outstanding..   5,963,610    5,091,321
                                          ==========   ==========




See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1997 and 1996

                                                                          1997            1996
                                                                      -----------      -----------
Cash flows from operating activities:
  Net income.....................................................     $   315,542    $   152,996
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization................................       39,000         28,096
       Interest accrued on capital lease obligation.................       11,514         11,400
       Deferred income taxes........................................      (26,000)             -
       Effect of warrant earned.....................................       37,800              -
       Changes in assets and liabilities:
         Accounts receivable........................................       83,579       (299,210)
         Inventories................................................   (1,010,812)       317,666
         Prepaid expenses and other.................................      (31,583)       (26,733)
         Accounts payable...........................................    1,148,948        187,800
         Accrued expenses...........................................      (72,905)       (28,648)
         Income taxes payable.......................................       22,000       (148,700)
                                                                      -----------     -----------

Net cash provided by operating activities........................         517,083        194,667
                                                                      -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment.............................        (329,489)       (78,805)
  Purchase of marketable security................................      (1,001,240)             -
                                                                      -----------     -----------
Net cash used in investing activities............................      (1,330,729)       (78,805)
                                                                      -----------     -----------

Cash flows provided by financing activities:
  Proceeds from exercise of stock options........................          31,459              -
                                                                      -----------     -----------

Net increase (decrease) in cash and cash equivalents.............        (782,187)       115,862

Cash and cash equivalents at beginning of period.................       3,042,494        437,727
                                                                      -----------     -----------

Cash and cash equivalents at end of period.......................     $ 2,260,307    $   553,589
                                                                      ===========    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................     $    78,973    $       639
  Cash paid for income taxes.....................................         197,000        242,500

Supplemental disclosure of non-cash operating activity:
  Tax benefit related to exercise of stock option................     $   133,000    $         -



See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The pro forma effect of adopting the new standard would result in basic earnings per share of $.07 and $.03 and diluted earnings per share of $.06 and $.03 for the three months ended March 31, 1997 and 1996, respectively.

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

RESULTS OF OPERATIONS
          The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                             Three Months Ended March 31,
                                                                1997             1996
                                                             -----------     ------------
          Net sales.....................................       100.0%           100.0%
          Cost of goods sold............................        77.0             77.3
          Gross profit..................................        23.0             22.7
          Selling, general and administrative expenses..        10.5             11.4
          Operating income..............................        11.5             10.1
          Interest expense..............................         2.0              0.5
          Net income....................................         6.8              6.2

          Net Sales. Net sales increased 87%, or approximately $2,170,000, to approximately $4,651,000 for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. The increase was due primarily to the increased sales of Posi-Track vehicles and related accessories, which represented 82% of net sales in 1997, compared with 76% of net sales in 1996. Posi-Track related sales increased approximately $1,946,000 in 1997 due to increased demand and the ability to produce more units in 1997. Track Truck related sales decreased approximately $136,000 as fewer Track Trucks were sold in 1997. Sales of parts, used equipment and other items increased approximately $360,000 for the three month period ended March 31, 1997 as compared with 1996. This increase was due primarily to an increase in the sale of parts as the number of vehicles in the field has increased and to an increase in the sale of used equipment due to more focused marketing efforts.

          Gross Profit. Gross profit for the three months ended March 31, 1997 increased to approximately $1,069,000, or 23.0% of net sales, compared with $563,000, or 22.7% of net sales, in 1996. The increased gross profit can be attributed to increased sales volume in 1997 while the increased gross profit percentage can be attributed to a greater number of units produced which resulted in greater efficiencies in the production process.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $282,000, or 11.4% of net sales in 1996, to approximately $488,000, or 10.5% of net sales in 1997. The increase is due primarily to increased marketing costs as well as higher compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. The decreased percentage of selling, general and administrative expenses is due to the increased sales volume in 1997.

          Research and Development. Research and development expenses increased from approximately $30,000 in 1996 to approximately $45,000 in 1997. The increase is due mainly to the Company introducing one new product in the first quarter of 1997 and continuing work on a new product which will be introduced in June 1997.

          Interest Expense. Interest expense increased from approximately $12,000 for the first quarter of 1996 to approximately $93,000 for the first quarter of 1997. This increase is due to the Company's $5,000,000 private placement of 6.5% convertible debentures which was completed in October 1996.

          Net Income. Net income for the first quarter of 1997 was approximately $316,000, as compared with approximately $153,000 for the first quarter of 1996. The increase in 1997 resulted primarily from added gross profit on increased sales offset in part by increased operating costs and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1997, the Company had working capital of approximately $10,748,000 compared with working capital of approximately $4,491,000 at March 31, 1996, an increase of approximately $6,257,000. Approximately $5,000,000 of the increase was from proceeds of the Company's private placement of convertible debentures. In addition, the Company's inventories at March 31, 1997 increased approximately $2,803,000, while accounts payable increased approximately $1,561,000 and accrued liabilities increased approximately $233,000. These increases are primarily the result of the overall increase in the Company's volume and the expected introduction of a new model Posi-Track as discussed below.

          The Company's working capital position at March 31, 1997 remained relatively constant when compared with December 31, 1996, increasing approximately $239,000. However, the Company's inventories increased approximately $1,011,000 and accounts payable increased approximately $1,149,000 due to the Company purchasing raw materials for a new model Posi-Track which is expected to be introduced in June 1997 and the timing of their related payment.

          The Company is in the process of expanding its present manufacturing facility from 40,000 square feet to 100,000 square feet. Under the expected terms of the construction and lease arrangements, the Company will incur an additional $1,600,000 of long-term debt for a twenty-year period at a composite interest rate of 6-7%. As of March 31, 1997, the Company has expended approximately $170,000 of its own funds and committed an additional $270,000 of its own funds for the expansion project.

          The Company believes its existing cash and investments, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements at least through the end of March 1998.

          The Company has increased its number of employees by approximately 50% in the last 12 months. In order to meet its anticipated sales levels for 1997, the Company expects it will increase its number of employees by approximately 30-50% over the next twelve months. It is anticipated that nearly all the additional employees will be in the production area. The Company believes the local work force is sufficient to hire the additional employees.

          In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

          The statements set forth above under 'Liquidity and Capital Resources' and elsewhere in this Form 10-QSB which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of existing products, lack of market acceptance of new products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in expanding its plant capacity, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

 Exhibit
 Number  Description
 ------- -----------
 3.1     Second Restated Articles of Incorporation of the Company (a)

 3.1a    Amendment to Second Restated Articles of Incorporation of the Company
         (e)

 3.2     Bylaws of the Company (a)

 4.1     Specimen form of the Company's Common Stock Certificate (a)

 4.2     1987 Stock Option Plan (a)

 4.3     1994 Long-Term Incentive and Stock Option Plan (a)

 4.4     Form of Warrant issued to Summit Investment Corporation (b)

 4.5     Form of Debenture issued October 1996 (d)

 4.6     Warrant issued to Leo Partners, Inc. on December 1, 1996 (e)

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

10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

11       Statement re: Computation of Per Share Earnings

22       List of Subsidiaries (a)

27       Financial Data Schedule
--------------------------------------------------------------------------------
         (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

         (e) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

--------------------------------------------------------------------------------


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A.S.V., INC.


Dated:  May 13, 1997                    By /s/ Gary Lemke
                                        ----------------------------------------
                                           Gary Lemke
                                           President


Dated:  May 13, 1997                    By /s/ Thomas R. Karges
                                        ----------------------------------------
                                           Thomas R. Karges
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)

                                 EXHIBIT INDEX

EXHIBIT                                                 METHOD OF FILING
-------                                                 ----------------
  11       Statement re: Computation of Per
           Share Earnings                         Filed herewith electronically

  27       Financial Data Schedule                Filed herewith electronically