Form 10QSB
period 1997-06-30
ASV INC /MN/
filed 1997-08-13
CIK 926763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                        Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                      41-1459569
 ------------------------------             -----------------------------------
 State or other jurisdiction of              I.R.S. Employer Identification No.
  incorporation of organization

         840 LILY LANE
         P.O. BOX 5160
     GRAND RAPIDS, MN 55744                           (218) 327-3434
 ------------------------------             ----------------------------------
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

  At June 30, 1997, 4,909,698 shares of registrant's $.01 par value Common Stock were outstanding.



  Transitional Small Business Issuer Format            [x]  Yes       [ ]  No

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                          A.S.V., INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,    December 31,
                                                          1997          1996
                                                       -----------  ------------
     ASSETS                                                          (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents...........................  $   630,380   $ 3,042,494
 Short-term investments..............................    3,766,840     2,269,753
 Accounts receivable, net............................    1,142,256     1,261,228
 Inventories.........................................    7,480,497     5,160,353
 Prepaid expenses and other..........................      266,685       201,943
                                                       -----------   -----------
       Total current assets                             13,286,658    11,935,771

Property and equipment, net..........................    2,125,287     1,474,641
                                                       -----------   -----------

       Total Assets..................................  $15,411,945   $13,410,412
                                                       ===========   ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable....................................  $ 1,830,287   $   779,609
 Accrued liabilities
  Compensation.......................................       91,466        87,695
  Interest payable...................................       81,250        78,785
  Warranties.........................................       75,000       100,000
  Other..............................................      122,173       181,168
 Income taxes payable................................       53,454       198,954
                                                       -----------   -----------
  Total current liabilities..........................    2,253,630     1,426,211
                                                       -----------   -----------
LONG-TERM LIABILITIES................................    5,716,938     5,697,068
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES........................            -             -

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 7,500,000 shares authorized;
   no shares outstanding.............................            -             -
  Common stock, 22,500,000 shares authorized;
   4,909,698 shares issued and outstanding in 1997;
   4,810,659 shares issued and outstanding in 1996...       49,097        48,107
 Additional paid-in capital..........................    5,573,857     5,201,038
 Retained earnings...................................    1,818,423     1,037,988
                                                        ----------   -----------
                                                         7,441,377     6,287,133
                                                        ----------   -----------
    Total Liabilities and Shareholders' Equity.......  $15,411,945   $13,410,412
                                                       ===========   ===========


See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                         -----------  -----------  ------------  -----------
                                            1997         1996          1997         1996
                                         -----------  -----------  ------------  -----------
Net sales..............................  $5,407,815   $2,862,298   $10,059,000    $5,343,971

Cost of goods sold.....................   4,115,440    2,230,025     7,697,483     4,148,661
                                         ----------   ----------   -----------    ----------
  Gross profit.........................   1,292,375      632,273     2,361,517     1,195,310
                                         ----------   ----------   -----------    ----------
Operating expenses:
 Selling, general and administrative...     531,348      309,253     1,019,405       591,280
 Research and development..............      62,717       43,233       107,655        73,713
                                         ----------   ----------   -----------    ----------
                                            594,065      352,486     1,127,060       664,993
                                         ----------   ----------   -----------   -----------
  Operating income.....................     698,310      297,787     1,234,457       530,317
                                         ----------   ----------   -----------    ----------
Other income (expense)
 Interest expense......................     (92,988)     (11,710)     (185,940)      (23,749)
 Other, net............................     145,571       14,284       210,918        22,589
                                         ----------   ----------   -----------    ----------
                                             52,583        2,574        24,978        (1,160)
                                         ----------   ----------   -----------    ----------
  Income before income taxes...........     750,893      282,361     1,259,435       529,157
Provision for income taxes.............     286,000      107,300       479,000       201,100
                                         ----------   ----------   -----------    ----------
 NET INCOME............................  $  464,893   $  175,061   $   780,435    $  328,057
                                         ==========   ==========   ===========    ==========
Net income per common share............  $      .09   $      .03   $       .15    $      .06
                                         ==========   ==========   ===========    ==========
Weighted average number of common and
 common equivalent shares outstanding..   5,934,233    5,217,219     5,948,921     5,154,270
                                         ==========   ==========   ===========    ==========




See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                            1997        1996
                                                        ------------  ---------
Cash flows from operating activities:
 Net income...........................................  $   780,435   $  328,057
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation.......................................       78,000       55,800
   Interest accrued on capital lease obligation.......       23,028       22,800
   Deferred income taxes..............................      (48,000)           -
   Effect of warrant earned...........................       75,600            -
   Changes in assets and liabilities:
     Accounts receivable..............................      118,972     (153,744)
     Inventories......................................   (2,320,144)     285,512
     Prepaid expenses and other.......................      (16,742)     (61,569)
     Accounts payable.................................    1,050,678      357,283
     Accrued expenses.................................      (77,759)       9,608
     Income taxes payable.............................       95,500     (152,830)
                                                        -----------   ----------

Net cash provided by (used in) operating activities...     (240,432)     690,917
                                                        -----------   ----------

Cash flows from investing activities:
 Purchase of property and equipment...................     (728,646)     (98,932)
 Purchase of marketable security......................   (1,497,087)           -
                                                        -----------   ----------
Net cash used in investing activities.................   (2,225,733)     (98,932)
                                                        -----------   ----------
Cash flows from financing activities:
 Exercise of stock options............................       57,209       57,750
 Principal payments on long-term liabilities..........       (3,158)     (15,685)
                                                        -----------   ----------
Net cash provided by financing activities.............       54,051       42,065
                                                        -----------   ----------
Net increase (decrease) in cash and cash equivalents..   (2,412,114)     634,050
Cash and cash equivalents at beginning of period......    3,042,494      437,727
                                                        -----------   ----------
Cash and cash equivalents at end of period............  $   630,380   $1,071,777
                                                        ===========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for interest...............................  $   160,447   $      949
 Cash paid for income taxes...........................      431,500      353,930

Supplemental disclosure of non-cash operating activity:
 Tax benefit related to exercise of stock options.....  $   241,000   $        -



See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim periods are not necessarily indicative of the results for an entire year.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The pro forma effect of adopting the new standard would result in basic earnings per share of $.10 and $.04 and diluted earnings per share of $.09 and $.03 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the pro forma effect of adopting the new standard would result in basic earnings per share of $.16 and $.07 and diluted earnings per share of $.15 and $.06, respectively.

                                    ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain Statement of Earnings data as a percentage of net sales:


                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                 1997           1996           1997           1996
                                            --------------  -------------  -------------  ------------
     Net sales............................          100.0%         100.0%         100.0%        100.0%
     Cost of goods sold...................           76.1           77.9           76.5          77.6
     Gross profit.........................           23.9           22.1           23.5          22.4
     Selling, general and administrative..            9.8           10.8           10.1          11.1
     Operating income.....................           12.9           10.4           12.3           9.9
     Interest expense.....................           (1.7)          (0.4)          (1.8)         (0.4)
     Net income...........................            8.6            6.1            7.8           6.1

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

     Net Sales. Net sales increased 89%, or approximately $2,546,000, to approximately $5,408,000 for the three months ended June 30, 1997 compared with the three month period ended June 30, 1996. The increase was due primarily to sales of the Company's Posi-Track vehicle and related accessories increasing 93% over 1996. This increase is due to increased demand for the Posi-Track and additional sales to dealers added in the last twelve months. Sales of the Company's Track Truck vehicle decreased slightly in the second quarter of 1997 compared with second quarter 1996 due to one less Track Truck being shipped in second quarter 1997. Sales of parts, used equipment and other items increased 87% for the three month period ended June 30, 1997 compared with the same period in 1996. This increase is primarily due to parts sales more than doubling as the number of vehicles in the field continues to increase.

     Gross Profit. Gross profit for the three months ended June 30, 1997 increased to approximately $1,292,000, or 23.9% of net sales, compared with $632,000, or 22.1% of net sales, in 1996. The increased gross profit is attributable to increased sales volume in 1997. The increased gross profit percentage is attributable to greater efficiencies in the production process from the Company's increased production levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from 10.8% of net sales in second quarter 1996, to 9.8% of net sales in second quarter 1997. Of the increased dollar amount of approximately $222,000, approximately one-half was due to increased marketing costs including costs to introduce the Company's new model Posi-Track, the HD 4500. The remainder of the increase is primarily due to higher compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales increase.

     Research and Development. Research and development expenses increased from approximately $43,000 in second quarter 1996 to approximately $63,000 in 1997. The increase is due mainly to the introduction of the Company's new model Posi-Track, the HD 4500, improvements to the Company's existing models and exploration of additional models.

     Interest Expense. Interest expense increased from approximately $12,000 for the second quarter of 1996 to approximately $93,000 for the second quarter of 1997. This increase is due to the Company's $5,000,000 private placement of 6.5% convertible debentures which was completed in October 1996.

     Other Income. Other income increased from approximately $14,000 in second quarter 1996 to approximately $146,000 in 1997. This increase is primarily due to the Company receiving $75,000 which represents the second distribution of grant monies under its agreement with the State of Minnesota as a result of attaining certain increased employment levels. In 1996, grant monies of $50,000 were not received until third quarter. The remainder of the increase is due to interest income earned on the Company's short-term investments from proceeds from its convertible debenture offering in October 1996.

     Net Income. Net income for the second quarter of 1997 was approximately $465,000, compared with approximately $175,000 for the second quarter of 1996. The increase in 1997 resulted primarily from additional gross profit on increased sales, offset in part by increased operating costs and interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

     Net Sales. Net sales for the six months ended June 30, 1997 increased 88%, or approximately $4,715,000, to $10,059,000. The increase is due primarily to the increased sales of the Company's Posi-Track vehicle, along with increases in parts sales, offset by a slight decrease in Track Truck sales. Posi-Track related sales increased 98% due to the increased demand and new dealers added in the past twelve months. Track Truck related sales decreased slightly due to fewer Track Trucks being sold in 1997. Sales of parts, used equipment and other items increased approximately 94% due primarily to a more than doubling in the sale of parts as a greater number of machines are in service in 1997.

     Gross Profit. Gross profit increased for the six months ended June 30, 1997 to approximately $2,362,000, or 23.5% of net sales, from $1,195,000, or 22.4% of net sales, for the six months ended June 30, 1996. The increased gross profit is due to increased sales while the increased gross profit percentage was due to the increased efficiencies obtained from the Company's increased production volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from 11.1% of net sales for the six months ended June 30, 1996 to 10.1% of net sales for the six months ended June 30, 1997. The increased dollar amount of approximately $428,000 is due to increased sales and marketing costs and increased costs for administrative personnel hired to support increased sales volumes. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales increase.

     Research and Development. Research and development expenses increased from approximately $74,000 in 1996 to approximately $108,000 in 1997. The increase is due mainly to the introduction of the Company's two new models in 1997, continuing improvements to the Company's existing models and exploration of additional models.

     Interest Expense. Interest expense increased from approximately $24,000 for the six months ended June 30, 1996 to approximately $186,000 for the same period in 1997. This increase is due to the Company's $5,000,000 private placement of 6.5% convertible debentures which was completed in October 1996.

     Other Income. Other income increased from approximately $23,000 in 1996 to approximately $211,000 in 1997. This increase is primarily due to the Company receiving $75,000 which represents the second distribution of grant monies under its agreement with the State of Minnesota as a result of attaining certain increased employment levels. In 1996, grant monies of $50,000 were not received until the third quarter. The remainder of the increase is due to interest income earned on the Company's short-term investments from proceeds from its convertible debenture offering in October 1996.

     Net Income. Net income for the six months ended June 30, 1997 increased to approximately $780,000 from approximately $328,000 for 1996. The increase is due to increased sales and gross profit, offset in part by increased operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital of approximately $11,033,000 compared with working capital of approximately $4,740,000 at June 30, 1996, an increase of approximately $6,293,000. The majority of this increase is the rise in the Company's inventory levels of approximately $4,080,000 to accommodate greater production and the anticipated start of production of the model HD 4500 Posi-Track in third quarter 1997. The remainder of the increase in working capital is due to proceeds remaining from the Company's private placement of convertible debentures, offset by increased accounts payable and accrued liabilities.

     The Company's working capital position at June 30, 1997 remained relatively constant when compared with December 31, 1996. However, the Company's inventories increased approximately $2,320,000 and accounts payable increased approximately $1,051,000 due to an increase in raw materials to support the Company's increased production levels and for the HD 4500 Posi-Track for which production is expected to begin in third quarter 1997. Cash and short-term investments decreased $915,000 as the Company internally financed certain equipment and building related expenditures.

     The Company is in the process of expanding its present manufacturing facility from 40,000 square feet to 100,000 square feet. Under the expected terms of the construction and lease arrangements, the Company will incur an additional $1,600,000 of long-term debt for a twenty-year period at a composite
interest rate of 6-7%.   As of June 30, 1997, the Company has expended
approximately $440,000 of its own funds for the expansion project.

     The Company believes its existing cash and investments, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements at least through the end of June 1998.

     The Company has increased its number of employees by approximately 50% in the last 12 months. In order to meet its anticipated sales levels for the next twelve months, the Company expects it will increase its number of employees by approximately 20-40% over the next twelve months. It is anticipated that nearly all the additional employees will be in the production area. The Company believes the local work force is sufficient to hire the additional employees.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of A.S.V., Inc. was held on June 6, 1997. Matters submitted at the meeting for vote by the shareholders were as follows:


         (a)   Election of Directors.

               The following directors were elected at the Annual Meeting, each with the following votes:

                                                     For           Against
                                                  ---------       ---------
                    Philip C. Smaby               4,354,808          10,959
                    Gary D. Lemke                 4,354,733          10,959
                    Edgar E. Hetteen              4,354,733          10,959
                    Jerome T. Miner               4,351,058          14,634
                    Karlin S. Symons              4,354,883          10,809
                    Leland T. Lynch               4,230,583         135,109

                    James H. Dahl                  4,354,883         10,809
                    R. E. "Teddy" Turner, IV       4,353,545         12,147


          (b) Adoption of the 1996 Incentive and Stock Option Plan

              Shareholders adopted the 1996 Incentive and Stock Option Plan with a vote of 3,055,756 votes for, 67,180 votes against, 44,913 shares abstaining and 1,197,843 broker non-votes.

          (c) Ratification of Appointment of Independent Public Accountants.

              Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997, with a vote of 4,331,485 votes for, 5,999 votes against and 28,208 shares abstaining.

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

     4.7  1996 Incentive and Stock Option Plan

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

    10.3  Option Agreement dated July 14, 1994 between the EDA and the Company
          (b)

    10.4  Grant Contract dated July 1, 1994 between the Company and the IRRRB
          (b)

    10.5 Letter Credit Agreement dated June 15, 1994 between the Security State Bank of Hibbing and the Company (a)

    10.6 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company

    10.7 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company

    10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company

    10.9 Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

    10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

    11    Statement re: Computation of Per Share Earnings

    22    List of Subsidiaries (a)

    27    Financial Data Schedule
--------------
          (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.


--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    A.S.V., INC.


Dated: August 13, 1997              By /s/ Gary Lemke
                                    -----------------------------------
                                        Gary Lemke
                                        President

                                 EXHIBIT INDEX

Exhibit                                                                 Method of Filing
-------                                                           -----------------------------

 4.7       1996 Incentive and Stock Option Plan................   Filed herewith electronically

10.6       Supplemental Lease Agreement........................   Filed herewith electronically

10.7       Supplemental Development Agreement..................   Filed herewith electronically

10.8       Line of Credit Agreement............................   Filed herewith electronically

  11       Statement re: Computation of Per Share Earnings.....   Filed herewith electronically

  27       Financial Data Schedule.............................   Filed herewith electronically