Form 10QSB
period 1997-09-30
ASV INC /MN/
filed 1997-11-07
CIK 926763

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                       Commission file number: 0-25620

                                A.S.V., Inc.
           (Exact name of registrant as specified in its charter)

              Minnesota                                41-1459569
        ----------------------                    ----------------------
     State or other jurisdiction of         I.R.S. Employer Identification No.
     incorporation of organization

             840 Lily Lane
             P.O. Box 5160
        Grand Rapids, MN 55744                       (218) 327-3434
        ----------------------                    ----------------------
 Address of principal executive offices      Registrant's telephone number

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                    /x/ Yes  / / No

     At September 30, 1997, 5,005,679 shares of registrant's $.01 par value Common Stock were outstanding.

     Transitional Small Business Issuer Format   / / Yes  /x/ No

                       PART I - FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                         A.S.V., INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



                                 September 30,  December 31,
                                     1997           1996
                                 -------------  ------------
    ASSETS                        (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents......  $   398,516   $ 3,042,494
 Short-term investments.........    2,760,670     2,269,753
 Accounts receivable, net.......    1,339,558     1,261,228
 Inventories....................    9,120,765     5,160,353
 Prepaid expenses and other.....      564,428       201,943
                                  -----------   -----------
    Total current assets........   14,183,937    11,935,771

Property and equipment, net.....    2,335,143     1,474,641
                                  -----------   -----------

    Total Assets................  $16,519,080   $13,410,412
                                  ===========   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable...............  $ 1,382,685   $   779,609
 Accrued liabilities
   Compensation.................      125,730        87,695
   Interest.....................       81,250        78,785
   Warranties...................      175,000       100,000
   Other........................      206,388       181,168
 Income taxes payable...........            -       198,954
                                  -----------   -----------
     Total current liabilities..    1,971,053     1,426,211
                                  -----------   -----------

LONG-TERM LIABILITIES...........    5,715,819     5,697,068
                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES...            -             -

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
   Preferred stock, 7,500,000
    shares authorized; no shares
    outstanding.................            -             -
   Common stock, 22,500,000
    shares authorized; 5,005,679
    shares issued and outstanding
    in 1997; 4,810,659 shares
    issued and outstanding
    in 1996.....................       50,057        48,107
 Additional paid-in capital.....    6,422,696     5,201,038
 Retained earnings..............    2,359,455     1,037,988
                                  -----------   -----------
                                    8,832,208     6,287,133
                                  -----------   -----------

    Total Liabilities and
     Shareholders' Equity.......  $16,519,080   $13,410,412
                                  ===========   ===========


See notes to consolidated financial statements.

                         A.S.V., INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                                                  Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                -----------------------   ------------------------
                                                   1997         1996         1997          1996
                                                ----------   ----------   -----------   ----------
Net sales.....................................  $6,228,812   $3,308,766   $16,287,812   $8,652,737

Cost of goods sold............................   4,656,783    2,541,859    12,354,266    6,690,520
                                                ----------   ----------   -----------   ----------

     Gross profit.............................   1,572,029      766,907     3,933,546    1,962,217
                                                ----------   ----------   -----------   ----------

Operating expenses:
  Selling, general and administrative.........     601,365      314,149     1,620,770      905,429
  Research and development....................      55,830       69,180       163,485      142,893
                                                ----------   ----------   -----------   ----------
                                                   657,195      383,329     1,784,255    1,048,322
                                                ----------   ----------   -----------   ----------

     Operating income.........................     914,834      383,578     2,149,291      913,895
                                                ----------   ----------   -----------   ----------

Other income (expense)
  Interest expense............................     (93,029)     (11,970)     (278,969)     (35,719)
  Other, net..................................      50,227       72,436       261,145       95,025
                                                ----------   ----------   -----------   ----------
                                                   (42,802)      60,466       (17,824)      59,306
                                                ----------   ----------   -----------   ----------

     Income before income taxes...............     872,032      444,044     2,131,467      973,201

Provision for income taxes....................     331,000      168,900       810,000      370,000
                                                ----------   ----------   -----------   ----------

  NET INCOME..................................  $  541,032   $  275,144   $ 1,321,467   $  603,201
                                                ==========   ==========   ===========   ==========

Net income per common share *.................        $.10         $.05          $.25         $.12
                                                ==========   ==========   ===========   ==========

Weighted average number of common and
 common equivalent shares outstanding.........   6,114,883    5,257,581     6,004,242    5,188,707
                                                ==========   ==========   ===========   ==========

* Includes add back of after-tax effect of interest expense for convertible debentures for 1997.

See notes to consolidated financial statements.

                         A.S.V., INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                Nine months ended September 30, 1997 and 1996


                                                             1997           1996
                                                         ------------   ------------
Cash flows from operating activities:
  Net income............................................. $ 1,321,467   $   603,201
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation.........................................     127,000        83,700
    Interest accrued on capital lease obligation.........      34,542        34,200
    Deferred income taxes................................    (123,000)            -
    Effect of warrant earned.............................     113,400             -
    Changes in assets and liabilities:
      Accounts receivable................................     (78,330)     (588,880)
      Inventories........................................  (3,960,412)     (754,717)
      Prepaid expenses and other.........................    (239,485)      (63,819)
      Accounts payable...................................     603,076       678,413
      Accrued expenses...................................     140,720        83,179
      Income taxes payable...............................     734,046       (20,400)
                                                          -----------   -----------

Net cash provided by (used in) operating activities......  (1,326,976)       54,877
                                                          -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment.....................    (987,502)     (136,710)
  Purchase of marketable security........................  (1,497,087)            -
  Redemption of marketable securities....................   1,006,170             -
                                                          -----------   -----------

Net cash used in investing activities....................  (1,478,419)     (136,710)
                                                          -----------   -----------

Cash flows from financing activities:
  Exercise of stock options..............................     177,208        65,563
  Principal payments on long-term liabilities............     (15,791)      (17,406)
                                                          -----------   -----------

Net cash provided by financing activities................     161,417        48,406
                                                          -----------   -----------

Net decrease in cash and cash equivalents................  (2,643,978)      (33,676)

Cash and cash equivalents at beginning of period.........   3,042,494       437,727
                                                          -----------   -----------

Cash and cash equivalents at end of period............... $   398,516   $   404,051
                                                          ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest.................................    $241,962   $     1,519
  Cash paid for income taxes.............................     431,500       390,400

Supplemental disclosure of non-cash operating activity:
  Tax benefit related to exercise of stock options.......    $933,000   $   155,000


See notes to consolidated financial statements.

                         A.S.V., INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1997

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

NOTE 2.  FINANCING COMMITMENT

     The Company recently expanded its leased manufacturing facility from 40,000 square feet to 100,000 square feet. In connection with the expansion, the Company has guaranteed repayment of the lessor's construction loan, which, at September 30, 1997, was approximately $940,000. This construction loan will be satisfied by the issuance of permanent mortgage financing, which has already been obtained by the lessor. The Company will then make lease payments to the lessor in amounts sufficient to satisfy the lessor's mortgage financing. The lease is expected to be treated as a capital lease for financial statement and income tax purposes. Under the terms of the lease arrangements, the Company will incur an additional $1,600,000 of long-term debt. Of this debt, $750,000 will be payable over a twenty-year period at an annual interest rate of 4%. The remaining $850,000 will have a twenty-year amortization, five-year term with a balloon payment at the end of year five and an annual interest rate of 9%.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The pro forma effect of adopting the new standard would result in basic earnings per share of $.11 and $.06 and diluted earnings per share of $.10 and $.05 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the pro forma effect of adopting the new standard would result in basic earnings per share of $.27 and $.13 and diluted earnings per share of $.25 and $.12, respectively.

                                   ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                 OPERATIONS

Results of Operations
     The following table sets forth certain Statements of Earnings data as a percentage of net sales:


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                        1997        1996      1997      1996
                                       ------      ------    ------    ------
Net sales............................. 100.0%      100.0%    100.0%    100.0%
Cost of goods sold....................  74.8        76.8      75.8      77.3
Gross profit..........................  25.2        23.2      24.2      22.7
Selling, general and administrative...   9.7         9.5      10.0      10.5
Operating income......................  14.7        11.6      13.2      10.6
Net income............................   8.7         8.3       8.1       7.0


For the three months ended September 30, 1997 and 1996.

     Net Sales. Net sales for the three months ended September 30, 1997 increased 88%, or approximately $2,920,000, to approximately $6,229,000 compared with the three month period ended September 30, 1996. The increase was primarily due to increased sales of the Company's Posi-Track vehicle and related accessories, increased sales of service parts, offset in part by a slight decrease in the sale of Track Trucks and related accessories. Third quarter 1997 Posi-Track related sales increased 107%, or approximately $2,733,000, due to increased demand and the increased number of Posi-Track dealers. The Company also began shipping a larger model Posi-Track, the HD 4500 series, in third quarter 1997. Track Truck related sales decreased slightly in third quarter 1997 compared with third quarter 1996 due to one less Track Truck being shipped in third quarter 1997. In addition, the Company will begin shipping the Posi-Track DX 4530 in fourth quarter 1997. The DX 4530 performs many of the same functions as the Track Truck, but has greater capabilities and comfort than the Track Truck and has a retail price approximately 66% higher than the Track Truck. Several customers are purchasing the DX 4530 rather than the Track Truck. Sales of service parts increased 56%, or approximately $165,000 for the three month period ended September 30, 1997 compared with the same period in 1996. This increase is due to the increase in the number of vehicles, primarily Posi-Tracks, in service.

     Gross Profit. Gross profit for the three months ended September 30, 1997 increased to approximately $1,572,000, compared with $767,000 in 1996, a result of increased sales volume in 1997. The gross profit percentage increased to 25.2% of net sales for third quarter 1997 compared with 23.2% of net sales for third quarter 1996. The increased efficiencies in the Posi-Track manufacturing process more than offset the effect of fewer Track Truck sales, which are typically not sold through the Company's dealer network. In addition, the Company began shipping the Posi-Track HD 4500 series in third quarter 1997, which carries a higher gross profit margin than the Posi-Track MD-70 series.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased slightly from 9.5% of net sales in third quarter 1996 to 9.7% of net sales in third quarter 1997. The dollar level of these expenses increased from approximately $314,000 in 1996 to $601,000 in 1997. The dollar increase is due to additional sales and administrative personnel being added to support expanded sales and customer service roles, the costs related to increased marketing efforts and the overall increase in the Company's volume.

     Research and Development. Research and development expenses decreased from $69,000 in third quarter 1996 to approximately $56,000 in third quarter 1997. The decrease is due mainly to the Company substantially completing its development and testing of the HD 4500 series Posi-Track, which began shipping in third quarter 1997.

     Interest Expense. Interest expense increased from approximately $12,000 for the third quarter of 1996 to approximately $93,000 for the third quarter of 1997. This increase is due to the Company's $5,000,000 private placement of 6.5% convertible debentures which was completed in October 1996.

     Other Income. Other income decreased from approximately $72,000 in third quarter 1996 to approximately $50,000 in 1997. This decrease is due to a combination of two offsetting items. First, the Company received grant monies in 1997 and 1996 under its agreement with the State of Minnesota as a result of attaining certain increased employment levels. In 1997, grant monies were received in the second quarter while in 1996, these monies were received in third quarter. Second, in third quarter 1997, the Company had increased interest income earned on the Company's short-term investments.

     Net Income. Net income for the third quarter of 1997 was approximately $541,000, compared with approximately $275,000 for the third quarter of 1996. The increase in 1997 resulted primarily from additional gross profit on increased sales, offset in part by increased operating costs and income taxes and decreased non-operating income.

For the nine months ended September 30, 1997 and 1996.

     Net Sales. Net sales for the nine months ended September 30, 1997 increased 88%, or approximately $7,634,000, to approximately $16,288,000. The increased net sales is due to the increased sales of the Company's Posi-Track vehicle, increases in parts, used equipment and other items, offset by decreased Track Truck sales. Posi-Track sales increased due to the increased demand and increased dealer locations in 1997. Track Truck related sales decreased approximately $238,000 due fewer unit sales in 1997 and the introduction of the Posi-Track DX 4530, as discussed above. Sales of parts, used equipment and other items increased approximately 74% from 1996. This increase is due to increased parts sales as there are a greater number of machines in service in 1997 and a slight increase in the sale of used equipment.

     Gross Profit. Gross profit increased for the nine months ended September 30, 1997 to approximately $3,934,000, or 24.2% of net sales, from $1,962,000, or 22.7% of net sales, for the nine months ended September 30, 1996. The increased gross profit was due to increased sales while the increased gross profit percentage was due to the increased volume providing for greater efficiencies in the purchasing and manufacturing processes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $905,000 for the nine months ended September 30, 1996 to approximately $1,621,000 for the nine months ended September 30, 1997. As a percentage of net sales, these expenses decreased from 10.5% in 1996 to 10.0% in 1997. The increased expenses are due to increased sales and marketing costs, primarily advertising and travel costs and increased costs for administrative personnel hired to support the Company's increased activity. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs.

     Research and Development. Research and development expenses increased from approximately $143,000 for the nine months ended September 30, 1996 to approximately $163,000 for the nine months ended September 30, 1997. The increase is due mainly to the introduction of the Company's two new models in the first half of 1997, continuing improvements to the Company's existing models and exploration of additional models.

     Interest Expense. Interest expense increased from approximately $36,000 for the nine months ended September 30, 1996 to approximately $279,000 for the same period in 1997. This increase is due to the Company's $5,000,000 private placement of 6.5% convertible debentures which was completed in October 1996.

     Other Income. Other income increased from approximately $95,000 in 1996 to approximately $261,000 in 1997. This increase is primarily due to the Company receiving $75,000 which represents the second distribution of grant monies under its agreement with the State of Minnesota as a result of attaining certain increased employment levels. In 1996, grant monies of $50,000 were received. The remainder of the increase is primarily due to interest income earned on the Company's short-term investments from proceeds from its convertible debenture offering in October 1996.

     Net Income. Net income for the nine months ended September 30, 1997 increased to approximately $1,321,000 from approximately $603,000 for 1996. The increase was due to increased sales, increased gross profit and increased non-operating income, offset in part by increased operating expenses, interest expense and income taxes.

Liquidity and Capital Resources

     At September 30, 1997, the Company had working capital of approximately $12,213,000, compared with approximately $5,181,000 at September 30, 1996, an increase of approximately $7,032,000. The majority of this increase is the rise in the Company's inventory levels of approximately $4,680,000 to accommodate greater production and the start of production of the HD 4500 and DX 4530 Posi-Tracks. The remainder of the increase in working capital is primarily due to proceeds remaining from the Company's private placement of convertible debentures, offset by increased accounts payable and accrued liabilities. In addition, due to income tax benefits obtained from the exercise of certain stock options, the Company had no income tax liability at September 30, 1997, but instead had approximately $233,000 of income tax deposits which have been included in prepaid expenses.

     The Company's working capital position at September 30,1997 increased approximately $1,703,000 compared with December 31, 1996. The increase is the result of several factors. First, as discussed above, inventory levels have increased to provide for greater production of existing models as well as the introduction of two new models in 1997. The increased inventory levels have been financed partly from cash generated from operations, the use of existing cash and cash equivalents and short-term investments. Second, the increased volume has led to increased levels of accounts payable and accrued expenses of approximately $744,000. Third, income taxes payable have decreased and prepaid expenses have increased as discussed in the preceding paragraph from the tax treatment of certain stock options exercised.

     The Company recently expanded its leased manufacturing facility from 40,000 square feet to 100,000 square feet. In connection with the expansion, the Company has guaranteed repayment of the lessor's construction loan, which at September 30, 1997 was approximately $940,000. This construction loan will be satisfied by the issuance of permanent mortgage financing, which has already been obtained by the lessor. The Company will make lease payments to the lessor in amounts sufficient to satisfy the lessor's mortgage financing. The lease is expected to be treated as a capital lease for financial statement and income tax purposes. Under the terms of the lease arrangements, the Company will incur an additional $1,600,000 of long-term debt. Of this debt, $750,000 will be payable over a twenty-year period at an annual interest rate of 4%. The remaining $850,000 will have a twenty-year amortization, five-year term with a balloon payment at the end of year five and an annual interest rate of 9%.

     The Company believes its existing cash and short-term investments, together with cash expected to be provided by operations and available, unused credit lines and financing commitments will satisfy the Company's projected working capital needs and other cash requirements at least through the end of September 1998.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will continue to invest in research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-QSB which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of existing products, lack of market acceptance of new products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the production process, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.

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

     4.7    1996 Incentive and Stock Option Plan (f)

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

    10.3    Option Agreement dated July 14, 1994 between the EDA and the
            Company (b)

    10.4    Grant Contract dated July 1, 1994 between the Company and the
            IRRRB (b)

    10.5 Letter Credit Agreement dated June 15, 1994 between the Security State Bank of Hibbing and the Company(a)

    10.6 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (f)

    10.7 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (f)

    10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (f)

    10.9 Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

   10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

   11       Statement re: Computation of Per Share Earnings

   22       List of Subsidiaries (a)

   27       Financial Data Schedule

--------------------

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

        (f) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-25620) filed electronically August 13, 1997.

    (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        A.S.V., Inc.



Dated: November 10, 1997                By /s/ Gary Lemke
                                           --------------------------
                                            Gary Lemke
                                            President


Dated: November 10, 1997                By /s/ Thomas R. Karges
                                           --------------------------
                                            Thomas R. Karges
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

                                EXHIBIT INDEX

   Exhibit                                                Method of Filing
   -------                                                ----------------

     11  State re: Computation of Per Share Earnings....  Filed herewith electronically

     27  Financial Data Schedule........................  Filed herewith electronically