Form 10-K
period 1997-12-31
ASV INC /MN/
filed 1998-03-27
CIK 926763

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]       ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

               For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________

                        Commission file number: 0-25620
                                                -------

                                 A.S.V., INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                            41-1459569
          ---------------------                ---------------------
     State or other jurisdiction of       I.R.S. Employer identification No.
     incorporation of organization

840 LILY LANE, P.O. BOX 5160, GRAND RAPIDS, MN 55744       (218) 327-3434
----------------------------------------------------   ----------------------
       Address of principal executive offices     Registrant's telephone number,
                                                      including area code

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Based on the closing price at March 10, 1998, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $88,654,254.

     As of March 24, 1998 5,022,582 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

   Portions of the registrant's Proxy Statement for its June 19, 1998 Annual Meeting which will be filed by April 30, 1998, are incorporated by reference in
Part III.

                                    PART I

ITEM 1.          DESCRIPTION OF BUSINESS

GENERAL

     A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as the "Company." Effective January 1, 1998, all the assets and liabilities of A.S.V. Distribution, Inc. were transferred to A.S.V., Inc.

     A.S.V., Inc. designs, manufactures and sells track-driven all-season vehicles. The Company's two principal product lines, the Posi-Track(TM) product line and the Track Truck(R) product line, use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage.

     The Company currently offers three models in its Posi-Track product line; the MD-70, the HD 4500 and the DX 4530. The Company currently offers one model in its Track Truck product line, the HPT 2800.

CURRENT YEAR DEVELOPMENTS

     In January 1997, the Company completed a 3-for-2 stock split of its common stock. All share and per share amounts included in this report have been adjusted to reflect the stock split.

     In 1997, the Company introduced two new models in its Posi-Track product line. In the third quarter of 1997, the Company began selling the Posi-Track HD 4500. The most significant difference between the HD 4500 and the Company's existing Model MD-70 Posi-Track is the elimination of all of the grease fittings on the vehicle's undercarriage, thereby significantly reducing operator maintenance. The HD 4500 is larger than the MD-70, has greater lifting capabilities and has a more powerful engine. The HD 4500 serves some of the same markets as the MD-70, but is intended for the more industrial user. The HD 4500 is sold through the Company's existing Posi-Track dealer network. In the fourth quarter of 1997, the Company began selling the Posi-Track DX 4530. The DX 4530 is a track utility vehicle that is being sold into the trail grooming and utility work vehicle market. It combines the benefits of the Company's HD 4500 and the Track Truck on a larger rubber track suspension with the ability to run attachments from the comfort of a fully enclosed operator cab. The DX 4530 features the same maintenance-free style suspension as the HD 4500 and is powered by a 4.5 liter turbo diesel engine, producing 125 horsepower. The DX 4530 was sold direct from the Company to the end user in 1997. Beginning in 1998, the Company anticipates it will sell the DX 4530 through certain Posi-Track dealers, as well as continue its direct sales efforts.

     In September 1997, the Company occupied its expanded production facility in Grand Rapids, Minnesota. The Company added 60,000 square feet to its production facility increasing its total production space to approximately 95,000 square feet. Approximately 5,000 square feet of the existing production facility was reallocated to the Company's sales and administrative offices. The Company's existing lease has been revised to included additional lease payments for the expanded facilities. See "Item 2. Description of Property".

     Track Truck is a registered trademark, and Posi-Track, Posi-Turn and Snow Saver are trademarks, of ASV, Inc. This Annual Report also contains trademarks of other companies.

MARKETS

     Construction. The construction industry currently depends heavily on skid-steer vehicles for a wide variety of functions. Skid-steers are small four-wheeled vehicles that were originally designed and used primarily as loaders, but in the last decade have become increasingly more popular for a variety of functions and more versatile with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers. Most skid-steer attachments are designed for use with an industry standard quick-attach mechanism which allows attachments used by one manufacturer to be used on vehicles manufactured by another. Prior to the wide-spread use of skid-steers and the various attachments, most of the tasks performed by skid-steers were performed by single-function vehicles. The skid-steer's ability to perform a number of functions previously performed by multiple vehicles not only reduces the number of vehicles that must be purchased, but also makes it more convenient to transport equipment to and from work sites.

     The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited in when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A skid-steer exerts ten times or more ground pressure than a Posi-Track MD-70 or HD 4500 which makes a skid-steer less suitable for operation on landscaped or groomed ground.

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

     In addition to the tasks performed by skid-steers, the Posi-Track MD-70 and HD 4500 are used for construction jobs performed by small steel track dozers. A skid-steer's design lacks the power, traction and stability necessary for moving dirt and other materials efficiently. Therefore, dozers have remained single purpose machines and, because of their steel tracks and significant ground pressure, cannot be operated on soft, groomed, landscaped or paved surfaces.

     Landscaping. Like the construction industry, the landscaping industry depends heavily on small dozers and skid-steers with loaders, backhoes, rakes and other attachments. Landscapers have also been limited by these machines on soft, wet, muddy, hilly or rough terrain or on groomed or paved surfaces, thereby affecting productivity. Skid-steers and dozers cause greater soil compaction than the Posi-Track models, which is a concern for landscapers because the more compact the soil, the more difficult it is for plants to grow. The Posi-Track models can also be adapted to perform special functions in the landscaping industry. For example, the Company manufactured a Posi-Track attachment which is used for laying a specially cut continuous roll of sod over 100 feet in length and weighing over 1,200 pounds. The sod is held in front of the vehicle and unrolls as the Posi-Track moves forward, laying the sod on the ground. The Posi-Track's rubber tracks then move over the sod, gently setting it in place. This procedure allows sod to be laid with significantly less manual labor and on places such as sides of hills where traditional smaller sod sections could be washed away by excessive rain.

     Agricultural.   The Posi-Track MD-70 and HD 4500 are used in the
agricultural industry to perform the functions of small tractors. Its three-point hitch and reversible seating allow it to be used with pull-type attachments such as roto-tillers, plows, disks and cultivators. The Posi-Track's hydraulic power take off allows it to be used for farming chores such as grinding and unloading feed. Its low ground pressure and rubber tracks allow it to be used on wet, soft, muddy ground that would not be possible with traditional wheeled tractors, thereby increasing the number of productive days. In addition, Posi-Track's low ground pressure reduces compaction of soil. The Posi-Track MD-70 and HD 4500 are being used in several grape vineyards in California's Napa Valley as a replacement to four-wheel drive tractors.

     Trail Grooming and Maintenance. Both the Posi-Track and Track Truck are used for maintaining trails such as snowmobile, cross-country ski, biking and hiking trails. The Company manufactures an attachment for the Track Truck and the Posi-Track DX 4530 which is designed to efficiently groom snowmobile trails and can also be used to groom cross-country ski trails. The Posi-Track is used with a mower attachment to clear and maintain trails for biking, hiking and other purposes. The Company believes the Track Truck has captured a significant portion of the United States snowmobile trail grooming equipment market since its introduction in 1985. The newly introduced Posi-Track DX 4530 is currently being sold into some of the same markets and serves some of the same functions as the Track Truck.

     Utility. The Track Truck and Posi-Track DX 4530 are used in the utility industry for access to off-road utility sites that would be otherwise inaccessible with traditional vehicles. Utility companies may need to access remote areas to repair downed power lines, inspect gas lines or to repair or maintain other remotely located equipment. These areas may only be accessible through snow, ice, mud, swamps, bogs, or rough, hilly or rocky terrain. The Track Truck and Posi-Track DX 4530 are able to access and transport tools, equipment and personnel to those sites.

     Wildlife Management. All Posi-Track models and the Track Truck are used in wildlife management by Federal agencies and the departments of natural resources of a number of states. The Posi-Track models are used to mow trails for wildlife and to mow clearings so that grass, clover and other vegetation needed for wildlife can grow. The Posi-Track MD-70 and HD 4500 are also used to clear cattails and other unwanted vegetation from swamps to provide access for feeding ducks and other waterfowl. Both vehicles are used in the management of controlled burning or the maintenance of fire lines to prevent the spread of forest fires and for access to remote sites for a variety of other purposes.

     Military Applications. The Posi-Track MD-70 is being equipped with robotic and video equipment to enable remote operation of the machine at distances up to three miles. Current applications for this type of Posi-Track include detonation and removal of land mines, clearing unexploded munitions on bomb ranges and clearing bomb ranges of overgrown vegetation. For these types of applications, the Company is selling the Posi-Track MD-70 to an unrelated party who equips it with the necessary robotics and video equipment to provide for the remote operation.

     The Company has been awarded a supply contract number for its Posi-Track MD-70 under the General Service Administration which allows Federal governmental agencies to purchase the MD-70 and HD 4500 without going through a competitive bidding process.

     Other. The versatility of the Posi-Track MD-70 and HD 4500 has allowed for their use in areas where a typical skid-steer vehicle could not operate. A grain export company is using Posi-Track MD-70's in the hold of grain vessels to level the grain for proper weight distribution or before adding more cargo, eliminating many hours of hand labor.

PRODUCTS

     The Company's principal products are contained in two primary product lines, the Posi-Track product line and the Track Truck product line. All products under these two product lines utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each. Wheeled vehicles have less traction, are less stable than tracked vehicles and cannot operate on soft, wet, slippery, rough or hilly terrain. Steel tracks damage the surfaces on which they operate. Also, the significant ground pressure of both wheeled and steel track vehicles creates compacted soil. The rubber track on the Posi-Track and Track Truck products provides the traction, stability and mobility of tracked vehicles, but does not damage surfaces. In addition, the Posi-Track has extremely low ground pressure which means it will not cause significant soil compaction.

     The Company began manufacturing the Track Truck in 1984. The current Track Truck model is the HP 2800. The Company began manufacturing the Posi-Track Model MD-70 for sale in 1991. In July 1997, the Company began selling the Posi-Track HD 4500 series, which is larger than the MD-70 and has additional features not available on the current model MD-70. In October, the Company began selling the Posi-Track DX 4530 (previously named the HD 125), the largest of all the Posi-Track models produced. The DX 4530 has features not found on either the MD-70 or HD 4500 models.

     The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon, Kevlar and fiberglass rods. The HD 4500 and DX 4530 feature a maintenance-free suspension with no grease fittings, while the MD-70 and the Track Truck are built upon a suspension that requires periodic maintenance. The Posi-Track model MD-70 and the Track Truck model HP 2800 each have a 70 horsepower, 4-cylinder Isuzu diesel engine and dual hydrostatic transmission and both can be equipped with an optional 4-cylinder Isuzu turbo diesel engine. The Posi-Track model HD 4500 utilizes John Deere engines available in either an 80 horsepower 4-cylinder diesel engine or a 115 horsepower 4-cylinder turbo diesel engine. The Posi-Track DX 4530 uses a 125 horsepower, 4-cylinder John Deere turbo diesel engine.

     Posi-Track Models MD-70 and HD 4500.

     The Company believes the MD-70 and HD 4500 Posi-Tracks are ideal replacements to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. Their standard quick-attach mechanism enables them to operate the attachments used by skid-steers. The MD-70 and HD 4500 Posi-Tracks are also designed to be used with a dozer attachment. In addition, their three-point hitch and reversible seating allow them to function as a small tractor.

     The Posi-Track's weight is distributed over its two tracks, which have a ground surface of approximately 102 x 18 inches per track, which results in an average ground pressure of approximately 1.5 pounds per square inch for the MD-70, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as a Posi-Track. The HD 4500, which weighs approximately 2,000 pounds more than the MD-70, exerts ground pressure of approximately 2.6 pounds per square inch. The Posi-Track's low ground pressure allows it to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. The Posi-Track's low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.

     The Posi-Track MD-70 and HD 4500 are multi-purpose vehicles which the Company believes are attractive to customers principally because of their:

      . Size. The Posi-Track MD-70, with a loader, weighs approximately 6,600 pounds and has an approximate ground pressure of less than 2 pounds per square inch. The Posi-Track HD 4500, with a loader, weighs approximately 8,500 pounds and has an approximate ground pressure of 3 pounds per square inch.

      . Features. The Posi-Track's loader includes a quick-attach mechanism which allows for use of a wide range of attachments, manufactured both by the Company and others such as a bucket, forklift, rake, mower and snowblower. The MD-70 accepts a category one three-point hitch, while the HD 4500 accepts a category two three-point hitch. A dozer blade and backhoe are also available for each model.

      . Price. The current retail price of a Posi-Track MD-70 is approximately $34,700 for a base model and approximately $39,100 with a loader, bucket and quick-attach mechanism. Although the most common skid-steer vehicles have a slightly lower base price, comparably equipped skid-steers cost approximately the same as a Posi-Track MD-
           70. The current retail price of a Posi-Track HD 4500 is approximately $41,500 for a base model and approximately $46,700 with a loader, bucket and quick-attach mechanism.

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

     Due to the positive response the Company has received regarding the maintenance-free suspension on the HD 4500, the Company plans to offer this same suspension as another model under its Posi-Track product line. The Company anticipates it will offer the MD-70 with either the existing suspension or the maintenance-free suspension. The Company expects the MD-70 with the maintenance-free suspension will sell for approximately $3,000 more than the existing MD-70. This optional suspension is expected to be available in the third quarter of 1998.

     Posi-Track Model DX 4530

     In response to customer desires for a larger, rubber tracked utility vehicle, the Company introduced the Posi-Track model DX 4530 (previously referred to as the HD 125) in February 1997, with the first sales occurring in the fourth quarter of 1997. The DX 4530 incorporates certain features of the Posi-Track and the Track Truck. Built on a larger, maintenance-free rubber track suspension, the DX 4530 has a roomy, two-person, fully-enclosed, steel cab. The DX 4530 comes standard with a quick-attach mechanism to accept a variety of front-end attachments. The DX 4530 is being sold into the trail grooming and land management markets.

     The Company believes the DX 4530 will be attractive to certain markets due to the following:

     . Maintenance-Free Suspension. The suspension of the DX 4530 is built on the same concept as that of the HD 4500 which has been designed so that it does not require periodic greasing of the bearings.

     . More Powerful Engine. The DX 4530 is powered by a 125 horsepower John Deere PowerTec turbo diesel engine.

     . User Friendliness. The DX 4530 has a larger, more spacious steel cab with many interior features found on pickup trucks, including high-back bucket seats, tilt and telescopic steering wheel and stereo cassette radio. The large amount of glass in the cab provides for good visibility. The DX 4530 incorporates the Company's patented Posi-Turn steering system which utilizes a steering wheel rather than levers to steer the vehicle.

     . Features. The DX 4530 comes standard with a quick-attach mechanism so it can accept a variety of attachments including brush cutters, backhoes, buckets, trenchers and dozer blades. It also has hydraulic controls mounted inside the cab to allow for the use of trail grooming attachments.

     The Company believes the DX 4530 can be sold into the snowmobile trail grooming market as well as those seeking a vehicle to access remote work sites, such as utilities, construction companies, real estate developers and governmental agencies. The retail selling price for the DX 4530 is $74,500. The Company's total sales of the DX 4530 and related accessories was approximately $1,000,000 in 1997, all of which occurred in the fourth quarter. The Company anticipates sales of the DX 4530 will be greatest during the fourth quarter of the Company's fiscal year as a major market for the DX 4530 will be the snowmobile trail grooming market. All of the units sold in 1997 were sold direct to the end user by the Company's in-house sales force, although the Company anticipates marketing the DX 4530 through certain Posi-Track dealers beginning in 1998.

     The Company also sells optional attachments and accessories for the DX 4530. Certain of the options, such as a trail groomer attachment, are made and stocked at the Company's manufacturing facility while others are manufactured by others to the Company's specifications and integrated into the overall design of the DX 4530.

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

     The Company also sells options and accessories for the Track Truck. The options and accessories are either made and stocked at the Company's manufacturing facility or manufactured by others to the Company's specifications and are integrated into the overall design of the Track Truck. For instance, the snowmobile trail groomer option comes attached to the Track Truck with the required controls placed in the climate controlled cab of the vehicle. Other options include a snow plow, trailer and van body style. The Company can also manufacture custom-designed units for specialty purposes. One such unit was built for use by airport fire-fighters and was equipped with a water pump, hoses and other fire-fighting equipment.

SALES AND MARKETING

     In the United States and limited areas of Canada and New Zealand, the Company sells and distributes the MD-70 and HD 4500 Posi-Track primarily through independent construction and farm equipment dealers. For 1997, the Company distributed the DX 4530 Posi-Track through in-house sales and marketing efforts. Beginning in 1998, the Company will begin distributing the DX 4530 through selected Posi-Track dealers in the United States. The Company sells and distributes the Track Truck in the United States through both independent dealers and in-house sales and marketing efforts. Sales of the Company's products in geographic areas outside the above mentioned areas are made on a direct basis through in-house sales and marketing efforts.

     The construction and farm equipment industries, in which the Posi-Track MD-70 and HD 4500 compete, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries including farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used.
Sales of the MD-70 Posi-Tracks have generally been greater in the spring and summer while sales of the Track Truck have generally been greater in the fall. The Company anticipates the sales cyclicality of the HD 4500 will be similar to the MD-70 and sales cyclicality of the DX 4530 will be similar to the Track Truck. The Company believes the versatility of its products and their suitability for multiple purposes may reduce these factors.

     As of March 1998, the Company has 91 Posi-Track dealer locations and three Track Truck dealer locations. Of these figures, three Posi-Track dealer locations are located in Canada and one is located in New Zealand. As of March 1997, the Company had 48 Posi-Track dealer locations and two Track Truck dealer locations in the United States and one Posi-Track dealer location in Canada. The Company intends to continue its marketing efforts in an attempt to attract more dealers in the United States for its vehicles. The Company believes that it may need as many as 200-250 dealers in the United States comprising approximately 500 dealer locations in order to adequately cover the available market. There are currently in excess of 500 Bobcat(R) dealers in the United States. It is the Company's intent to establish dealers in those areas of the United States were there are currently no Posi-Track dealers before significantly expanding its international dealership network. Currently, the Company requires prospective dealers to purchase a minimum of three vehicles to become one of the Company's dealers. The Company's dealership agreements require the dealer to advertise and promote the Company's products and provide service and warranty work. Dealership agreements may be terminated upon 30 days' notice by either party.

     In 1997, the Company had sales to two dealers which totaled approximately
27% of the Company's net sales.   In 1996, sales to these two dealers totaled
approximately 21% of the Company's total net sales. In 1995, sales to one of these dealers accounted for approximately 13% of the Company's total sales. The Company believes the loss of either of these dealers would not have a significant effect on its future operations as the Company believes new dealers could be obtained where these two dealers are located.

     As of March 16, 1998, the Company has pre-sold production of approximately $8.2 million of Posi-Track units and related accessories. The Company anticipates these units will be produced and shipped by the end of its second quarter 1998. As of March 21, 1997, the Company had pre-sold production of approximately $7 million. The 1998 pre-sold production figure represents primarily HD 4500 Posi-Tracks, while the 1997 figure was primarily MD-70 Posi-Tracks. The Company believes the reason for the shift in orders is due to the increasing demand for the HD 4500 with its more powerful engine, greater lifting capacities and maintenance-free suspension.

     The Company generally does not offer financing on its vehicles, but has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. In January 1996, the Company entered into an agreement with John Deere Credit whereby John Deere Credit will provide floor plan financing to the Company's Posi-Track dealers. In 1997, approximately 10% of the Company's sales were financed through John Deere Credit. In 1996, approximately 9% of the Company's sales were financed through John Deere Credit. Prior to 1996, the Company had an arrangement with Bombardier Capital, Inc. (BCI), pursuant to which BCI would finance the sale of the Company's vehicles to its dealers. In 1995, approximately 7%, of the Company's sales were financed through this arrangement with BCI. Company-related financings to the end purchasers were less than 1% of the Company's sales for the years 1995 through 1997.

     The agreement with John Deere Credit requires the Company to repurchase any units not paid for by the purchaser within the terms of the respective agreements. As of February 27, 1998, the total amount owed to John Deere Credit by dealers under the Company's agreement was approximately $1,095,000.

COMPETITION

     The markets in which the Posi-Track MD-70 and HD 4500 compete are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Deere & Co. and Caterpillar Inc. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market.

     The markets in which the Posi-Track DX 4530 and Track Truck compete generally are comprised of all-terrain vehicles, principally larger, track-driven vehicles other than snowmobiles. The Company believes that the principal participants in the general all-terrain vehicle market include Bombardier, Inc. of Canada, Tucker Corporation and LMC Corporation. The Company believes that the products most closely competitive with the DX 4530 and Track Truck are larger than these two products, do not provide the same level of maneuverability and are significantly more costly.

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

WARRANTY

     The Company provides a limited warranty to purchasers of its products. The Posi-Track MD-70 warranty covers defects in materials and workmanship for a period of one year from the delivery date or 500 operating hours, whichever occurs first. The Posi-Track HD 4500 warranty covers defects in materials and workmanship for a period of one year from the delivery date with no hour limit. The Track Truck and DX 4530 warranty covers defects in material or workmanship for a period of two years from the delivery date or 1,000 operating hours,
whichever occurs first.   Components which are not manufactured by the Company
are subject only to the warranty of the manufacturer of the component.

MANUFACTURING AND SUPPLIERS

     The Company manufactures and assembles its products at its facility in Grand Rapids, Minnesota. See "Item 2. Description of Property." The majority of the component parts are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard "off-the-shelf" parts purchased by the Company and incorporated into its vehicles. Others, such as the rubber track, undercarriage and loader, are manufactured specifically for the Company. The remaining parts, such as the Posi-Track and Track Truck frame, are manufactured on site for incorporation into the vehicles. In order to help reduce production costs, the Company periodically reviews those parts that may be more cost-effective to manufacture in-house.

     The Company owns the tooling used by outside vendors for manufacturing customized parts. While current vendors are meeting the Company's quality and performance expectations, the Company believes alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect the Company's business. The Company believes that a change in suppliers for component parts could occur without material disruption of the Company's business.

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

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $217,000, $171,000 and $81,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models and enhancements to existing products.

INSURANCE

     The Company maintains product liability insurance in the amount of $1,000,000 per claim and in the aggregate. The Company has a commercial umbrella insurance policy which provides an additional $10,000,000 of coverage per claim
and in the aggregate.   The Company also maintains key-person life insurance in
the amount of $1,000,000 on the life of Mr. Lemke.

EMPLOYEES

     As of March 12, 1998, the Company had 89 employees, three of whom are part-time, and one independent contractor who is part-time. The Company's employees and independent contractor include four in management, 13 in administration, nine in sales and marketing and 63 in manufacturing and engineering. The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union.

ITEM 2.        DESCRIPTION OF PROPERTY

     The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20 year lease from the Grand Rapids Economic Development Authority (EDA). The Grand Rapids facility has been the Company's primary production and office facility since it was first occupied by the Company in May 1995. The lease has been recorded as a capital lease for financial statement and income tax purposes. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $160,000, but can be reduced or forgiven over a period of eight years if certain minimum employment levels are met and maintained during the applicable year. These facilities were expanded from its original 40,000 square feet to its present size in 1997.

     In connection with the expansion of the Company's manufacturing facility, the EDA, on behalf of the Company, received financing for the expansion through a construction loan with a bank. The Company has guaranteed the repayment of the construction loan and is responsible for payment of the related interest at 9% through the construction phase. At December 31, 1997, advances totaling $1,302,749 were outstanding on the construction loan and have been reflected as a long-term liability on the Company's financial statements. After completion of the construction phase, the construction loan will be paid and the additional financing will be incorporated into the existing lease with the EDA. Payments on this additional financing will be spread over 20 years and are scheduled to begin April 1, 1998.

     The Company's lease payments for its original 40,000 square foot facility will remain unchanged and additional lease payments will be made for the added space. The original lease payments will be equal to approximately $38,000 per year for the period June 1997 through May 1999 and approximately $81,000 per year thereafter.

     The lease payments for the expanded portion of the facility are equal to the retirement of the $1.6 million debt incurred by the EDA to finance the expansion. The $1.6 million debt is comprised of two parts: a $750,000 loan with an interest rate of 4% per year and payments based upon a fully amortizing 20 year term; and an $850,000 loan with an interest rate of 9% per year and payments based upon a 20 year amortization and a balloon payment due January 1, 2003. Payments under the $750,000 portion will be $4,585 per month and payments under the $850,000 portion will be $7,725 per month, each beginning April 1, 1998. The Company is responsible for all real estate taxes, utilities and insurance on the leased property.

     With the occupancy of the facility in Grand Rapids, the Company became eligible to receive up to $200,000 of grant monies through the State of Minnesota over a three-year period, provided certain employment levels are attained. The Company received the first installment of grant monies of $50,000 in 1996 and the second installment of grant monies of $75,000 in 1997. Should the Company attain the employment levels specified in the grant, the Company will be eligible to receive $75,000 in 1998.

     In August 1997, the Company began renting a parcel of land consisting of 63 acres and six buildings with a total of 47,000 square feet for its research and development facility and for additional warehousing. The Company purchased this property in January 1998. The purchase price of this facility was $500,000, which was financed, in part, by the proceeds of approximately $150,000 from the sale of the Company's former production facility in Marcell, Minnesota. In addition the Company entered into a note payable with the seller for approximately $350,000 to be paid in two equal principal installments in January 1999 and January 2000, with interest payable quarterly at 8%.

     Prior to occupying the Grand Rapids facility, the Company's production and office facilities were located in Marcell, Minnesota. These facilities were sold to an unrelated party in December 1997 via a like-kind exchange. In 1996, the Company sold its Marcell research and development facility to an unrelated party.

     In addition to its facility in Marcell, the Company owns a 20-acre tract of land near Marcell used for testing its vehicles. The Company also owned three acres of land and a 9,000 square foot building in Grand Rapids used for research and development and warehousing. This Grand Rapids property was acquired in 1990 from Company President, Gary Lemke, pursuant to a contract for deed. The land and building on this property were under agreement for sale to an unrelated party when the building was completely destroyed by fire in December 1997. The building, and its contents valued at approximately $150,000, were covered by insurance. The Company has constructed a new building on this site and the sale to the same unrelated party closed in March 1998 resulting in a gain of approximately $20,000, which will be recognized in the first quarter of 1998.

     The Company believes that its properties are adequately covered by insurance.

ITEM 3.        LEGAL PROCEEDINGS

     During its 1997 fiscal year, the Company was not involved in any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

MARKET INFORMATION

     The Company's common stock has been traded on the Nasdaq National Market(SM) under the ticker symbol ASVI since February 26, 1997. Prior to that date, the Company's common stock was traded on the Nasdaq Small Cap Market(SM) since the completion of its initial public offering, August 11, 1994. The following table sets forth sales price information for the periods indicated, as adjusted to reflect the Company's three-for-two stock split, effective January 21, 1997:


Year Ended December 31, 1996          High      Low
-----------------------------------  -------  -------
     First Quarter                    $ 5.00   $ 4.17
     Second Quarter                    14.17     4.50
     Third Quarter                     13.33     8.67
     Fourth Quarter                    19.33    11.00

Year Ended December 31, 1997           High      Low
-----------------------------------   ------   ------
     First Quarter                    $26.00   $16.25
     Second Quarter                    26.75    17.00
     Third Quarter                     33.00    24.00
     Fourth Quarter                    30.50    22.50

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

HOLDERS

     As of March 10, 1998, the Company had approximately 178 holders of record of its Common Stock (not including beneficial holders). The Company believes it has in excess of 3,000 beneficial holders of its Common Stock.

DIVIDENDS

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

(Dollar amounts in thousands,                  YEAR ENDED DECEMBER 31,
except per share data)              1997      1996     1995       1994         1993
--------------------------------  --------  --------  -------  -----------  ----------
  Net Sales.....................   $24,316   $12,266   $8,245       $4,806      $3,995
  Net Income....................     2,324       922      440          148         160
  Net Income Per Share-Diluted..       .43       .18      .09          .04         .05
  Total Assets..................    19,215    13,410    6,322        4,885       2,663
  Long-Term Liabilities.........     7,021     5,697      643           40          93
  Shareholders' Equity..........     9,957     6,287    5,078        4,609       1,093
  Dividends Declared............         -         -        -            -           -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
       Net sales..................................    100.0%   100.0%   100.0%
       Cost of goods sold.........................     74.5     76.2     78.2
       Gross profit...............................     25.5     23.8     21.8
       Selling, general & administrative expense..      9.2     10.8     12.4
       Operating income...........................     15.4     11.6      8.4
       Interest expense...........................      1.6      1.0      0.4
       Net income.................................      9.6      7.5      5.3

     Net Sales. Net sales for the year ended December 31, 1997 increased 98% compared with 1996 to approximately $24,316,000. This increase is due to the combination of increased sales of the Company's existing model Posi-Track, sales from the introduction of two new Posi-Track models, increased sales of parts and used equipment, offset in part by a decrease in Track Truck sales. Sales of the Company's existing model Posi-Track, the MD-70, and related accessories increased 61% in 1997, due primarily to the increase in the number of Posi-Track dealer locations and the increased market acceptance of the Posi-Track. At March 1998, the Company had 91 Posi-Track dealer locations, compared with 49 at March 1997. In 1997, the Company introduced two new Posi-Track models, the HD 4500 and the DX 4530 (previously referred to as the

HD 125). The Company began selling the HD 4500 in the third quarter of 1997 and had sales related to this product of approximately $4,047,000, the majority of which occurred in the fourth quarter. The Company began selling the DX 4530 in the fourth quarter of 1997 and had sales related to this product of approximately $992,000 in 1997. Sales of parts, used equipment and other increased 93% compared with 1996, due primarily to a 126% increase in the sale of parts as the number of vehicles in service continues to increase. Sales of used equipment increased 20% as the Company has a greater selection of used equipment to sell and increased marketing efforts were devoted to the sale of used equipment. Track Truck related sales decreased 34%, or approximately $380,000, due to the introduction of the Posi-Track DX 4530, which serves some of the same markets as the Track Truck.

     For the year ended December 31, 1996, net sales totaled approximately $12,266,000, a 49% increase over 1995. This increase is the combination of increased sales of the Company's Posi-Track vehicle and related accessories along with increased sales of parts and used equipment, offset by a reduction in the sales of Track Truck vehicles. Posi-Track related sales increased 63% over 1995 due to the continued expansion of the Posi-Track dealer network, a full year in the Company's larger 40,000 square foot manufacturing facility and full year sales to one large dealer which was added in mid-1995. In March 1997, the Company had 49 Posi-Track dealer locations compared with 43 in March 1996. Four of the ten largest Posi-Track dealers for 1996, based on sales volume, were added during 1996. These four represented total sales volume of approximately $1,900,000. In 1996, the Company was in a larger 40,000 square foot manufacturing facility the entire year, compared with eight months in 1995, thereby providing for increased production capacity. Also in 1996, the Company had two Posi-Track dealers that together accounted for 21% of the Company's net sales. In 1995, the Company had only one Posi-Track dealer with sales in excess of 10% of the Company's net sales. Track Truck related sales for 1996 decreased 18% as the Company did not experience, nor did it anticipate, any large foreign shipments as was experienced in 1995. Excluding foreign shipments, Track Truck unit sales actually increased 24% in 1996. Sales of parts and used equipment increased 57% due to the greater number of vehicles in service in 1996. Sales of used equipment increased 90% in 1996 due to the Company devoting more of its resources to marketing used equipment and a greater amount of used equipment.

     In connection with the expansion of its manufacturing facility and increase in the models in its product lines, the Company is anticipating continued growth in its net sales in excess of 50% for the twelve months ended December 31, 1998.

     Gross Profit. For the twelve months ended December 31, 1997, gross profit increased to approximately $6,202,000, or 25.5% of net sales, compared with approximately $2,925,000, or 23.8% of net sales, in 1996. The increase in gross profit is due to the 98% increase in net sales for 1997. The increase in the gross profit percentage is due to several factors. First, the Company began selling the model HD 4500 Posi-Track in the second half of 1997, which carries a higher selling price than the average vehicle sold in 1997 and also a higher gross profit margin. Second, the Company began selling the Posi-Track DX 4530, which also carries a higher selling price than the average vehicle sold in 1997, but also, was primarily sold direct to the end user, rather than through the Posi-Track dealer network. Third, greater efficiencies have been obtained in the production process as the number of units produced increased significantly in 1997.

     For 1996, gross profit increased to approximately $2,925,000, or 23.8% of net sales, compared with approximately $1,796,000, or 21.8% of net sales, in 1995. The increased gross profit amount can be attributed to the large increase in the Company's net sales for 1996. The increased gross profit percentage is due primarily to the increased efficiencies gained as the number of vehicles produced increases. In 1996, the Company produced approximately 42% more total units than in 1995. The Company also occupied a larger 40,000 square foot manufacturing facility for the entire twelve months of 1996 compared with approximately eight months for 1995, allowing for greater efficiencies in the production process. In addition, the Company was able to obtain better pricing on its purchases of raw materials as well as negotiate volume incentive discounts with several of its major vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased for the twelve months ended December 31, 1997 to approximately $2,230,000 compared with $1,330,000 for 1996. However, as a percentage of net sales, these expenses decreased from 10.8% in 1996 to 9.2% for 1997. The increase in the expenses is due to increased sales and marketing efforts, increased financial and legal related costs and increased administrative costs from increased employment levels. The increased sales and marketing costs are primarily from additional sales personnel hired in 1997 and increased advertising and promotion expenditures. The increase in financial and legal related costs are due primarily to a full twelve months of amortization of a financial consulting agreement in 1997 compared with one month in 1996, and the additional legal costs incurred as the Company continues to expand its operations. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales volume increases.

     For 1996, selling, general and administrative expenses increased to approximately $1,330,000 from approximately $1,023,000 in 1995. As a percentage of net sales, these expenses decreased from 12.4 % of net sales in 1995 to 10.8% of net sales in 1996. The increased expenses were due to the following: increased sales and marketing costs, primarily advertising and travel costs; increased costs for administrative personnel hired to support the Company's increased activity; and the costs associated with a full year of occupancy in the Company's 40,000 square foot facility. The decreased percentage of selling, general and administrative expenses is due to the increased sales volume in 1996.

     Research and Development. Research and development expenses increased from approximately $171,000 in 1996 to $217,000 in 1997. This increase was due to the introduction of two new Posi-Track models in 1997 and the Company's desire to invest in new products and future product enhancements.

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

     Interest Expense. Interest expense was approximately $399,000, or 1.6% of net sales, in 1997 compared with $127,000, or 1.0% of net sales, in 1996 and approximately $36,000, or 0.4% of net sales, in 1995. The increase in 1997 is due primarily to a full year of interest expense for the Company's $5,000,000 convertible debentures which were issued in October 1996. The remaining increase in 1997 is due to construction loan interest (net of amount capitalized) incurred for the expansion of the Company's manufacturing facility. The increase in 1996 was also due to the additional interest expense from the convertible debentures.

     The Company anticipates its interest expense will increase in 1998 due to the additional debt incurred to expand its manufacturing facility and purchase additional facilities.

     Net Income. Net income for the twelve months ended December 31, 1997 was approximately $2,324,000, compared with approximately $922,000 in 1996 and $440,000 in 1995. The increases were due to increased sales and profitability on those sales, offset, in part, by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of approximately $13,342,000, compared with approximately $10,510,000 at December 31, 1996. This increase is due to a combination of several factors. Inventory increased approximately $6,514,000 as the Company increased production of its original model Posi-Track and introduced two new models in 1997. Accounts receivable increased approximately $729,000 due to increased sales volume. The Company used cash and short-term investments of approximately $3,740,000 to finance these increases, along with increases in accounts payable and accrued expenses of approximately $802,000. The Company also funded approximately $1,079,000 of capital expenditures through cash flow generated from operations.

     At December 31, 1996, the Company had working capital of approximately $10,510,000, compared with approximately $4,372,000 at December 31, 1995. Approximately $5,000,000 of the total increase of approximately $6,138,000 was from proceeds of the Company's private placement of convertible debentures. The remainder of the increase was due primarily to the increase in the Company's accounts receivable and inventories offset in part by increased levels of accounts payable and accrued liabilities from the overall volume increase in 1996.

     In connection with the expansion of the Company's manufacturing facility, the Grand Rapids Economic Development Authority (EDA), on behalf of the Company, received financing for the expansion through a construction loan with a bank. The Company has guaranteed the repayment of the construction loan and is responsible for payment of the related interest at 9% through the construction phase. At December 31, 1997, advances totaling $1,302,749 were outstanding on the construction loan and have been reflected as a long-term liability on the Company's financial statements. After completion of the construction phase, the construction loan will be paid and the additional financing will be incorporated into the existing lease with the EDA. Payments on this additional financing will be spread over 20 years and are scheduled to begin April 1, 1998.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months. Beyond that period, it may be necessary to obtain additional capital resources. The Company has not determined whether the composition of these additional resources would be in the form of additional debt, convertible securities, equity securities or a combination.

     The Company has increased its number of employees approximately 50% in the last twelve months. In order to meet its anticipated sales levels for 1998, the Company expects it will increase its employees by approximately 10-30% over the next twelve months. It is anticipated nearly all the additional employees will be in the production area. The Company believes the local work force is adequate to supply the additional employees it needs.

     Impact of the Year 2000 Issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process critical business transactions including recording of sales, manufacture of products, inventory management and distribution, preparation of invoices and collection of accounts receivables and many other normal business activities.

     The Company has begun to identify all releveant software that may affect the Company's operations through surveys and examinations. Based on risk assessments that have been completed for the majority of the Company's operations, the Company must upgrade some of its existing software to ensure that the computer systems will properly utilize dates beyond December 31, 1999. The Company expects to convert its business operations to new Year 2000 compatible software by the end of 1998. The cost of these conversions is not expected to have a material impact on the Company. However, there can be no guarantee the software of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-K which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The disclosures required by this item are not required by the Company for its fiscal year ended December 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and financial schedules are attached as a separate section immediately following the signature page of the Annual Report on Form 10-K:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)   FINANCIAL STATEMENTS

          The financial statements filed as part of this report are listed under
Item 8.  Financial Statements and Supplementary Data.

     (a) (2) FINANCIAL STATEMENT SCHEDULES

          The following items are attached as a separate section immediately following the financial statements included in this Annual Report on Form 10-K:

          Report of Independent Certified Public Accountants on the Financial Statement Schedules
          For the years ended December 31, 1997, 1996 and 1995
               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

     (a)(3)  EXHIBITS

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

       4.7 *   1996 Incentive and Stock Option Plan (f)

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

      10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (f)

      10.9 * Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

      10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

      11       Statement re: Computation of Per Share Earnings

      22       List of Subsidiaries (a)

      23       Consent of Grant Thornton LLP, independent auditors

      24       Power of Attorney (Included on Signature Page)

      27.1     Financial Data Schedule for the year ended December 31, 1997

      27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997

      27.3     Restated Financial Data Schedule for the six months ended June
               30, 1997

      27.4 Restated Financial Data Schedule for the three months ended March 31, 1997

      27.5     Restated Financial Data Schedule for the year ended December 31,
               1996

      27.6 Restated Financial Data Schedule for the nine months ended September 30, 1996

      27.7     Restated Financial Data Schedule for the six months ended June
               30, 1996

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

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              A.S.V., INC.
      /s/ Gary Lemke                              Date:  March 27, 1998
------------------------------------              ----------------------------
By:   Gary Lemke, President
------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints Gary Lemke and Thomas R. Karges, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.



      /s/ Philip C. Smaby                         Date:  March 27, 1998
------------------------------------              ----------------------------
By:  Philip C. Smaby, Chairman of the
     Board and Director


     /s/ Jerome T. Miner                          Date: March 27, 1998
------------------------------------              ----------------------------
By:  Jerome T. Miner, Vice-Chairman
     of the Board and Director


     /s/ Gary Lemke                               Date: March 27, 1998
------------------------------------              ----------------------------
By:  Gary Lemke, President and Director
     (Chief Executive Officer)

     /s/ Edgar E. Hetteen                         Date: March 27, 1998
------------------------------------              ----------------------------
By:  Edgar E. Hetteen, Vice President
     and Director


     /s/ James Dahl                               Date: March 27, 1998
------------------------------------              ----------------------------
By: James Dahl, Director


     /s/ Leland T. Lynch                          Date: March 27, 1998
------------------------------------              ----------------------------
By:  Leland T. Lynch, Director


     /s/ Karlin S. Symons                         Date: March 27, 1998
------------------------------------              ----------------------------
By: Karlin S. Symons, Director


     /s/ R. E. Turner, IV                         Date:  March 27, 1998
------------------------------------              ----------------------------
By: R. E. Turner, IV, Director


     /s/ Thomas R. Karges                          Date: March 27, 1998
------------------------------------              ----------------------------
By:  Thomas R. Karges, Chief
     Financial Officer

                          A.S.V., INC. AND SUBSIDIARY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                     BALANCE   ADDITIONS                   BALANCE
                    BEGINNING  CHARGED TO                   END OF
 ACCRUED WARRANTY   OF PERIOD   EXPENSE    DEDUCTIONS (A)   PERIOD
------------------  ---------  ----------  --------------  --------

1997                 $100,000    $668,563       $568,563   $200,000

1996                 $      -    $194,923       $ 94,923   $100,000

1995                 $      -    $ 25,260       $ 25,260   $      -


(A) Warranty credits issued

                           A.S.V., INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996




                ASSETS                                              1997           1996
                                                                   ------          -----
CURRENT ASSETS
   Cash and cash equivalents                                     $   316,599   $ 3,042,494
   Short-term investments                                          1,255,160     2,269,753
   Accounts receivable (net of allowance for doubtful
      accounts of $20,000)                                         1,989,906     1,261,228
   Inventories                                                    11,674,027     5,160,353
   Prepaid expenses and other                                        342,896       201,943
                                                                 -----------   -----------
                Total current assets                              15,578,588    11,935,771
                                                                 -----------   -----------
PROPERTY AND EQUIPMENT, NET                                        3,636,091     1,474,641
                                                                 -----------   -----------
                                                                 $19,214,679   $13,410,412
                                                                 ===========   ===========

                LIABILITIES AND
                  SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $ 1,474,701   $   779,609
   Accrued liabilities
     Compensation                                                    180,349        87,695
     Interest                                                         81,250        78,785
     Warranties                                                      200,000       100,000
     Other                                                            98,998       181,168
   Income taxes payable                                              201,674       198,954
                                                                 -----------   -----------

                Total current liabilities                          2,236,972     1,426,211
                                                                 -----------   -----------

LONG-TERM LIABILITIES
   Convertible debentures                                          5,000,000     5,000,000
   Capital lease obligation                                          717,859       697,068
   Construction loan                                               1,302,749          --
                                                                 -----------   -----------
                                                                   7,020,608     5,697,068
                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES                                           --            --

SHAREHOLDERS' EQUITY Capital stock, $.01 par value:
     Preferred stock, 7,500,000 shares authorized;
     no shares outstanding                                              --            --
     Common stock, 22,500,000 shares authorized;
     shares issued and outstanding - 5,012,207 in 1997
     and 4,810,659 in 1996                                            50,122        48,107
   Additional paid-in capital                                      6,545,432     5,201,038
   Retained earnings                                               3,361,545     1,037,988
                                                                 -----------   -----------
                                                                   9,957,099     6,287,133
                                                                 -----------   -----------

                                                                 $19,214,679   $13,410,412
                                                                 ===========   ===========


The accompanying notes are an integral part of these statements.

                           A.S.V., INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                            1997           1996            1995
                                                           ------         ------          -----
Net sales                                              $ 24,315,591    $ 12,266,499    $  8,244,565
Cost of goods sold                                       18,113,910       9,341,860       6,448,811
                                                       ------------    ------------    ------------
         Gross profit                                     6,201,681       2,924,639       1,795,754
                                                       ------------    ------------    ------------
Operating expenses
   Selling, general and administrative                    2,230,399       1,329,705       1,023,056
   Research and development                                 216,888         171,340          80,569
                                                       ------------    ------------    ------------
                                                          2,447,287       1,501,045       1,103,625
                                                       ------------    ------------    ------------
         Operating income                                 3,754,394       1,423,594         692,129
                                                       ------------    ------------    ------------

Other income (expense)
   Interest income                                          223,111          99,706          32,215
   Interest expense                                        (398,589)       (127,069)        (36,300)
   Other, net                                                74,641          63,278           2,808
                                                       ------------    ------------    ------------
                                                           (100,837)         35,915          (1,277)
                                                       ------------    ------------    ------------

         Income before income taxes                       3,653,557       1,459,509         690,852
Provision for income taxes                                1,330,000         538,000         251,000
                                                       ------------    ------------    ------------
         NET INCOME                                    $  2,323,557    $    921,509    $    439,852
                                                       ============    ============    ============
Net income per common share
     Basic                                             $        .47    $        .19    $        .09
                                                       ============    ============    ============
     Diluted                                           $        .43    $        .18    $        .09
                                                       ============    ============    ============
Weighted average number of common shares outstanding
     Basic                                                4,910,744       4,787,692       4,741,502
                                                       ============    ============    ============
     Diluted                                              5,933,767       5,267,170       4,964,111
                                                       ============    ============    ============

The accompanying notes are an integral part of these statements.

                           A.S.V., INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                                            RETAINED
                                          COMMON STOCK       ADDITIONAL     EARNINGS
                                      -------------------     PAID-IN     (ACCUMULATED
                                      SHARES      AMOUNT      CAPITAL       DEFICIT)       TOTAL
                                    ---------   --------   -----------   -------------  ------------
Balance at December 31, 1994        4,733,859   $ 47,339   $ 4,884,612   $  (323,373)   $ 4,608,578

   Exercise of stock options           30,000        300        29,012          --           29,312

   Net income                            --           --            --       439,852        439,852
                                  -----------   --------   -----------   -----------    -----------

Balance at December 31, 1995        4,763,859     47,639     4,913,624       116,479      5,077,742

   Exercise of stock options           46,800        468        78,814          --           79,282

   Tax benefit from exercise of
     stock options                       --           --       196,000          --          196,000

   Warrant earned                        --           --        12,600          --           12,600

   Net income                            --           --         --          921,509        921,509
                                  -----------   --------   -----------   -----------    -----------

Balance at December 31, 1996        4,810,659     48,107     5,201,038     1,037,988      6,287,133

   EXERCISE OF STOCK OPTIONS          201,548      2,015       175,194          --          177,209

   TAX BENEFIT FROM EXERCISE OF
     STOCK OPTIONS                       --         --       1,018,000          --        1,018,000

   WARRANT EARNED                        --         --         151,200          --          151,200

   NET INCOME                            --         --           --        2,323,557      2,323,557
                                  -----------   --------   -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1997        5,012,207   $ 50,122   $ 6,545,432   $ 3,361,545    $ 9,957,099
                                  ===========   ========   ===========   ===========    ===========


The accompanying notes are an integral part of these statements.

                           A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          1997          1996            1995
                                                                         ------        ------          -----
Cash flows from operating activities:
   Net income                                                        $ 2,323,557    $   921,509    $   439,852
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                     220,327        114,000         95,482
       Interest accrued on capital lease obligation                       20,791         46,417         29,912
       Deferred income taxes                                            (123,000)       (49,000)       (23,000)
       Effect of warrant earned                                          151,200         12,600           --
       Changes in assets and liabilities
          Accounts receivable                                           (728,678)      (523,905)      (292,811)
          Inventories                                                 (6,513,674)    (1,474,378)      (711,554)
          Prepaid expenses and other                                     (17,953)       (90,719)        66,686
          Accounts payable                                               695,092        600,227         56,179
          Accrued compensation                                            92,654         17,475         55,339
          Accrued interest                                                 2,465         78,785           --
          Accrued warranties                                             100,000        100,000           --
          Other accrued liabilities                                      (82,170)        59,095         70,634
          Income taxes payable                                             2,720        (30,637)       229,591
                                                                     -----------    -----------    -----------

              Net cash provided by (used in) operating activities     (3,856,669)      (218,531)        16,310
                                                                     -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                 (1,079,028)      (232,231)      (428,568)
   Purchase of short-term investments                                   (746,985)    (2,269,753)      (361,282)
   Redemption of short-term investments                                1,761,578         50,000        811,282
                                                                     -----------    -----------    -----------

              Net cash provided by (used in) investing activities        (64,435)    (2,451,984)        21,432
                                                                     -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from convertible debenture                                      --        5,000,000           --
   Principal payments on notes payable - related parties                    --             --          (63,193)
   Principal payments on long-term liabilities                              --             --          (24,114)
   Proceeds from exercise of stock options                               177,209         79,282         29,312
   Tax benefit related to exercise of options                          1,018,000        196,000           --
                                                                     -----------    -----------    -----------

              Net cash provided by (used in) financing activities      1,195,209      5,275,282        (57,995)
                                                                     -----------    -----------    -----------

              Net increase (decrease) in cash and cash equivalents    (2,725,895)     2,604,767        (20,253)

Cash and cash equivalents at beginning of period                       3,042,494        437,727        457,980
                                                                     -----------    -----------    -----------

Cash and cash equivalents at end of period                           $   316,599    $ 3,042,494    $   437,727
                                                                     ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                            $   350,072    $     1,867    $     6,538
   Cash paid for income taxes                                            432,280        452,110         29,288
Supplemental disclosure of investing and financing activities:
   Asset acquired by incurring capital lease obligation              $ 1,302,749    $     7,444    $   613,295

The accompanying notes are an integral part of these statements.

                           A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



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

   2. CASH EQUIVALENTS

   The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, the Company had cash equivalents of approximately $48,000 and $2,772,000, which consisted of various highly liquid temporary cash investments. The fair value of these investments approximates cost.

   3. SHORT-TERM INVESTMENTS

   The Company considers its short-term investments at December 31, 1997 and 1996 as "available for sale" and, therefore, states its short-term investments at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. At December 31, 1997 and 1996, the fair value of all short-term investments approximated cost.

   4. ACCOUNTS RECEIVABLE

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

   7. WARRANTIES

   Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

   8. REVENUE RECOGNITION

   The Company recognizes revenue when products are shipped.

   9. ADVERTISING EXPENSE

   The Company expenses advertising as incurred. Advertising expense was $320,545, $200,656 and $100,598 for 1997, 1996 and 1995.

   10. STOCK OPTIONS

   The Company accounts for the issuance of stock options using the intrinsic value method.

   11. ACCOUNTING ESTIMATES

   The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the related amounts of revenues and expenses. Actual results could differ from those estimates.

                           A.S.V., INC. AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   12. NET INCOME PER COMMON SHARE

   On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". As required by SFAS 128, all current and prior year net income per share data have been restated.

   The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income, plus the interest expense (net of tax) applicable to the convertible debentures in the amount $206,700 and $49,635 for 1997 and 1996, by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended December 31, 1997, 1996 and 1995, 1,023,023, 479,478 and 222,610
   shares of common stock equivalents were included in the computation of diluted net income per share. Options to purchase 254,500 and 523,500 shares of common stock with a weighted average exercise price of $27.50 and $18.33 were outstanding at December 31, 1997 and 1996, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

   13. NEW ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal 1998. SFAS 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities. SFAS 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, sales, profits, assets and other information.

   The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.



NOTE B - SHORT-TERM INVESTMENTS

   Short-term investments consist primarily of a diversified portfolio of taxable and tax exempt governmental agency and municipal bonds as of December 31, 1997.


   The contractual maturities of available for sale debt securities at December 31, 1997 are as follows: $767,041 due within one year, $488,119 due after one year through five years.


NOTE C - INVENTORIES

   Inventories consist of the following:

                                       DECEMBER 31,
                              --------------------------
                                 1997           1996
                              ------------   -----------
     Production parts
        and materials        $ 7,776,128     $2,789,440
     Finished goods
        and service parts      2,903,257      1,475,162
     Used equipment
        held for resale          994,642        895,751
                                --------       --------

                             $11,674,027     $5,160,353


NOTE D  -  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                       DECEMBER 31,
                              --------------------------
                                 1997           1996
                              ------------   -----------

     Land                       $ 32,367       $ 32,367
     Buildings and
        improvements           2,888,972      1,103,741
     Tooling                     285,314        147,563
     Machinery and
        equipment                970,289        612,510
     Vehicles                    200,908        126,748
                                --------       --------
                               4,377,850      2,022,929
     Less accumulated
        depreciation             741,759        548,288
                                --------       --------

                              $3,636,091     $1,474,641

                           A.S.V., INC. AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE E - LINES OF CREDIT

   During 1997, the Company entered into a $2,000,000 line of credit agreement with a bank. This line of credit is collateralized primarily by inventories and accounts receivable. The interest rate is variable at prime (8.5% as of December 31, 1997). As of December 31, 1997, there were no outstanding advances under this line of credit.


NOTE F - LONG-TERM LIABILITIES

   CONVERTIBLE DEBENTURES

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

   CAPITAL LEASE OBLIGATION

   The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority ("the City") over a twenty-year period, which commenced May 1995. Terms of the lease agreement provide for no rent in the first two years, rental payments of approximately $38,000 per year in years three and four and approximately $81,000 per year in years five through twenty. The Company has an option to purchase the facility at any time during the lease period for the present value of the remaining lease payments plus the purchase price of the land. The purchase price of the land is $160,000, but can be reduced if certain minimum employment levels are met and maintained.

Future minimum lease payments under this capital lease obligation at December 31, 1997 are as follows:

     1998                                      $ 34,740
     1999                                        62,769
     2000                                        80,534
     2001                                        80,534
     2002                                        80,534
     Thereafter                                 999,960
                                               --------

     Total payments                           1,339,071
     Amounts representing interest              621,212

     Present value of minimum
        capitalized lease payments            $ 717,859
                                               ========



   Assets and accumulated amortization related to the capital lease were $620,739 and $41,258 at December 31, 1997 and $620,739 and $25,740 at
   December 31, 1996.

   During 1996, the Company received approval for a financing package for the expansion of its manufacturing facility in Grand Rapids, Minnesota. The City, on behalf of the Company, received financing for the expansion of the facility through a construction loan with a bank. The Company has guaranteed the loan and paid the interest at 9% through the construction phase. At December 31, 1997, advances totaling $1,302,749 were outstanding on the construction loan and have been reflected as a liability in the financial statements. After completion of the construction phase the construction loan will be paid and the additional financing will be rolled into the existing lease with the City. Payments will be spread over the remainder of the original twenty year period with the lease payments adjusted for the additional financing. The Company expects to close on the additional financing in early 1998.


NOTE G  -  PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:

                              YEAR ENDED DECEMBER 31,
                           ---------------------------
                            1997       1996       1995
                           ------     ------     -----
     Current
       Federal         $1,294,500   $520,500   $250,000
       State              158,500     66,500     24,000
                         --------    -------    -------
                        1,453,000    587,000    274,000
       Deferred          (123,000)   (49,000)   (23,000)
                        ---------   --------   --------

                       $1,330,000   $538,000   $251,000
                        =========    =======    =======

   Deferred income taxes relate to the tax effect of temporary differences as follows:

                                        DECEMBER 31,
                                  ---------------------
                                    1997         1996
                                  --------      -------
       Accruals and reserves      $201,200      $67,400
       Other                        (6,200)       4,600

   The net deferred tax asset is included with prepaid expenses and other in the financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE G - PROVISION FOR INCOME TAXES - Continued

   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                             1997       1996      995
                            ------     ------    ----

   Statutory federal rate   34.0%      34.0%     34.0%
   State income taxes, net
      of federal benefit     2.6        3.0       2.3
   Research and
      development credit       -         -       (1.2)
   Other                     (.2)       (.1)      1.2
                            ----       ----      ----

                            36.4%      36.9%     36.3%
                            ====       ====      ====

   The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional capital.


NOTE H - SHAREHOLDERS' EQUITY

   STOCK OPTION PLANS

   The Company's 1994 Long-Term Incentive and Stock Option Plan (the 1994 Plan) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees and independent contractors of the Company at an exercise price which is equal to the fair market value of the stock on the date of grant. Under the plan, the option term is fixed at the date of grant and may not exceed ten years for an incentive stock option or fifteen years for non-qualified stock options. In the year of adoption, the Company reserved 187,500 shares of common stock for issuance under this plan. Each year thereafter, one and one-half percent of the number of shares of the Company's common stock outstanding at the previous fiscal year end are available for issuance under the plan with a maximum of 750,000 shares available. Options awarded under the 1994 Plan are generally exercisable in 25% cumulative amounts beginning one year from the date of issuance.

   The Company's 1996 Stock Option Plan reserved 750,000 shares of its common stock. This plan has similar terms and vesting requirements as the 1994 Plan.



   Option transactions under the plans during each of the three years in the period ended December 31, 1997 are summarized as follows:

                                                WEIGHTED
                                                AVERAGE
                                                EXERCISE
                                 SHARES          PRICE
                                --------        ---------
     Outstanding at
       December 31, 1994         382,500         $ 1.57
          Granted                 75,000           4.30
          Exercised              (30,000)           .98
                                --------           ----
     Outstanding at
       December 31, 1995         427,500           2.10
          Granted                541,500          18.07
          Exercised              (46,800)          1.69
                                --------          -----
     Outstanding at
       December 31, 1996         922,200          11.67
          Granted                309,500          26.55
          Exercised             (206,800)          1.52
          Canceled                (2,250)          4.67
                                 -------          -----
                               1,022,650         $18.11
                               =========         ======

   A total of 5,244 shares were tendered in the exercise of options in 1997.

   At December 31, 1997, 1996 and 1995, 279,275, 262,575 and 256,875 options were exercisable with a weighted average exercise price of $10.61, $1.78 and $1.55.

   The following information applies to grants that are outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING
                     ----------------------------------------
                                      WEIGHTED-
                       NUMBER         AVERAGE      WEIGHTED-
      RANGE OF       OUTSTANDING     REMAINING      AVERAGE
     EXERCISE            AT         CONTRACTUAL    EXERCISE
       PRICES        PERIOD END        LIFE          PRICE
-------------------- -----------  -------------  -----------
$  2.08 - $  3.13      107,900      2.4 years     $  2.14
   3.83 -    5.75       74,250      3.7 years        4.48
  18.25 -   27.38      586,000      5.9 years       18.69
            27.50      254,500      6.5 years       27.50
                     ----------
                     1,022,650
                     ==========
                               OPTIONS EXERCISABLE
                            -----------------------------
                              NUMBER            WEIGHTED-
       RANGE OF             EXERCISABLE          AVERAGE
      EXERCISE                  AT              EXERCISE
       PRICES               PERIOD END            PRICE
----------------------      -----------         ---------
  $  2.08 - $  3.13             98,525            $  2.14
    3.83 -     5.75             40,500               4.51
    18.25 -   27.38            140,250              18.33
                               -------
                               279,275
                               =======

                           A.S.V., INC. AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE H - SHAREHOLDERS' EQUITY - Continued

   The weighted average fair value of the options granted during 1997 and 1996 is $15.10 and $9.49. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1997 and 1996; zero dividend yield; expected volatility of 48.80%; risk-free interest rate of 5.90% and 6.16% and expected life of 6.56 and 5.56 years.

   The Company's pro forma net income and net income per common share for 1997 and 1996, had the fair value based method been used, are set forth below.

                                    1997          1996
                                  ----------   -----------
   Net income      As reported    $2,323,557     $921,509
                   Pro forma         537,255      860,685

   Net income
     per common
     share
       Basic       As reported          $.47         $.19
                   Pro forma             .11          .18

       Diluted     As reported          $.43         $.18
                   Pro forma             .12          .17

   The effect was not material to the Company's 1995 pro forma net income.

   STOCK WARRANT

   In connection with the Company's public offering, a warrant was issued to the Underwriter to purchase up to 180,000 shares of the Company's common stock at the exercise price of $2.60 per share. The warrant is exercisable until August 11, 1999 and contains certain anti-dilution provisions. The warrant has not been exercised as of December 31, 1997.



NOTE I - CONSULTING AGREEMENT

   Effective December 1, 1996, the Company entered into a five-year consulting agreement with a consulting firm. In connection with the agreement, the Company issued a warrant for the purchase of 225,000 shares of the Company's common stock at $11.00 per share, expiring December 1, 2006, in exchange for consulting services to be received over the term of the agreement. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant is exercisable and outstanding as of December 31, 1997.

   The fair value of the warrant granted is $3.36 per share and was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models with the following assumptions: zero dividend yield; risk-free interest rate of 6.3%; expected life of ten years; expected volatility of 48.8% and a marketability discount factor of 40.0%. The marketability discount factor was determined based upon no public market for the warrant and the limit on exercisability. Compensation costs are recognized evenly over the term of the consulting agreement.


NOTE J - COMMITMENTS AND CONTINGENCIES

   In 1996 and 1997, the Company entered into agreements with a financing company (the "Creditor"), whereby the Creditor extends credit to the Company's dealers to finance goods sold to the dealers. The agreements require the Company to repurchase goods and pay the Creditor for the unpaid balance of the credit, along with repossession costs, in the event of default by dealers. As of December 31, 1997 and 1996, approximately $1,197,000 and $690,000 was outstanding in credit that had been extended to the Company's dealers.

                           A.S.V., INC. AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE K - MAJOR CUSTOMER

   During 1997 and 1996, 26.8% and 21.0% of total sales were made to two unaffiliated customers, each accounting for over 10% of net sales. In 1995, one of these customers accounted for 13.3% of net sales. At December 31, 1997 and 1996, the accounts receivable from these customers were $48,123 and $165,098.


NOTE L - EMPLOYEE BENEFIT PLAN

   The Company adopted a 401(k) employee savings and profit sharing plan on July 1, 1995 which provides for employee salary deferrals of up to $9,500 and discretionary Company contributions. The plan covers employees who have completed three months of service, as defined in the plan, and who have attained the age of 20 and one-half. Discretionary Company contributions for 1997, 1996 and 1995 were $22,898, $15,881 and $6,647.


NOTE M - SUBSEQUENT EVENT

   On January 22, 1998, the Company purchased property for an exchanged property with a value of $149,457 and a promissory note for $350,543. The note is payable in two equal annual installments of $175,271 beginning January 22, 1999. Interest at 8% is payable quarterly beginning April 22, 1998.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
A.S.V., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the consolidated financial position of A.S.V., Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP


Minneapolis, Minnesota
February 19, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE


Board of Directors,
A.S.V., Inc.

                In connection with our audit of the consolidated financial statements of A.S.V., Inc. and Subsidiary referred to in our report dated February 19, 1998, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 1997, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


Minneapolis, Minnesota
February 19, 1998

                                  EXHIBIT INDEX

EXHIBIT    METHOD OF FILING
---------  ------------------------------------------------------------

  11       Statement re: Computation of Per Share Earnings               Filed herewith electronically

  23       Consent of Grant Thornton LLP, independent auditors           Filed herewith electronically

  27.1     Financial Data Schedule for the year ended December 31, 1997  Filed herewith electronically

  27.2    Restated Financial Data Schedule for the nine months ended
          September 30, 1997                                             Filed herewith electronically

  27.3    Restated Financial Data Schedule for the six months ended
          June 30, 1997                                                  Filed herewith electronically

  27.4    Restated Financial Data Schedule for the three months ended
          March 31, 1997                                                 Filed herewith electronically

  27.5    Restated Financial Data Schedule for the year ended
          December 31, 1996                                              Filed herewith electronically

  27.6    Restated Financial Data Schedule for the nine months ended
          September 30, 1996                                             Filed herewith electronically

  27.7    Restated Financial Data Schedule for the six months ended
          June 30, 1996                                                  Filed herewith electronically