Form 10-Q
period 1998-03-31
ASV INC /MN/
filed 1998-05-13
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-1459569
             ---------                                   ----------
  State or other jurisdiction of             I.R.S. Employer Identification No.
   incorporation of organization

              840 LILY LANE
             P.O. BOX 5160
         GRAND RAPIDS, MN 55744                        (218) 327-3434
         ----------------------                        --------------
 Address of principal executive offices         Registrant's telephone number


          Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. :                                                [X] Yes  [ ] No

          As of May 4, 1998 5,026,043 shares of the registrant's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                           A.S.V., INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,    December 31,
                                                              1998           1997
                                                           -----------   -----------
    ASSETS                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents ...........................   $   923,170   $   316,599
   Short-term investments ..............................     1,005,018     1,255,160
   Accounts receivable, net ............................     2,685,560     1,989,906
   Inventories .........................................    12,658,598    11,674,027
   Prepaid expenses and other ..........................       355,060       342,896
                                                           -----------   -----------
              Total current assets .....................    17,627,406    15,578,588

Property and equipment, net ............................     4,374,498     3,636,091
                                                           -----------   -----------

              Total Assets                                 $22,001,904   $19,214,679
                                                           ===========   ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities ............   $   217,515   $      --
   Accounts payable ....................................     2,334,734     1,474,701
   Accrued liabilities
     Compensation ......................................       134,526       180,349
     Interest ..........................................        92,351        81,250
     Warranties ........................................       250,000       200,000
     Other .............................................       168,024        98,998
   Income taxes payable ................................       447,924       201,674
                                                           -----------   -----------
              Total current liabilities                      3,645,074     2,236,972
                                                           -----------   -----------

LONG-TERM LIABILITIES, less current portion ............     7,452,926     7,020,608
                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES ..........................          --            --

SHAREHOLDERS' EQUITY Capital stock, $.01 par value:
     Preferred stock, 7,500,000 shares authorized;
       no shares outstanding ...........................          --            --
     Common stock, 22,500,000 shares authorized;
       5,022,582 shares issued and outstanding in 1998;
       5,012,207 shares issued and outstanding in 1997 .        50,226        50,122
   Additional paid-in capital ..........................     6,700,295     6,545,432
   Retained earnings ...................................     4,153,383     3,361,545
                                                           -----------   -----------
                                                            10,903,904     9,957,099
                                                           -----------   -----------

              Total Liabilities and Shareholders' Equity   $22,001,904   $19,214,679
                                                           ===========   ===========

See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                           1998            1997
                                                        -----------    -----------
Net sales ...........................................   $ 9,028,838    $ 4,651,185

Cost of goods sold ..................................     6,770,995      3,582,043
                                                        -----------    -----------

         Gross profit ...............................     2,257,843      1,069,142
                                                        -----------    -----------

Operating expenses:
   Selling, general and administrative ..............       808,195        488,057
   Research and development .........................        98,449         44,938
                                                        -----------    -----------
                                                            906,644        532,995
                                                        -----------    -----------

         Operating income ...........................     1,351,199        536,147
                                                        -----------    -----------

Other income (expense)
   Interest expense .................................      (128,946)       (92,952)
   Other, net .......................................        34,585         65,347
                                                        -----------    -----------
                                                            (94,361)       (27,605)
                                                        -----------    -----------

         Income before income taxes .................     1,256,838        508,542

Provision for income taxes ..........................       465,000        193,000
                                                        -----------    -----------

         NET INCOME .................................   $   791,838    $   315,542
                                                        ===========    ===========

Net income per common share:

     Basic ..........................................   $       .16    $       .07
                                                        ===========    ===========

     Diluted * ......................................   $       .14    $       .06
                                                        ===========    ===========

Weighted average number of common shares outstanding:

     Basic ..........................................     5,019,156      4,826,398
                                                        ===========    ===========

     Diluted * ......................................     5,945,788      5,866,200
                                                        ===========    ===========

* Includes add back of after-tax effect of interest expense for convertible debentures.

See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                              1998           1997
                                                                          -----------    -----------
Cash flows from operating activities:
   Net income .........................................................   $   791,838    $   315,542
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation ...................................................        75,000         39,000
       Interest accrued on capital lease obligation ...................         2,039         11,514
       Deferred income taxes ..........................................       (35,000)       (26,000)
       Effect of warrant earned .......................................        37,800         37,800
       Changes in assets and liabilities:
         Accounts receivable ..........................................      (695,654)        83,579
         Inventories ..................................................      (984,571)    (1,010,812)
         Prepaid expenses and other ...................................        22,836        (31,583)
         Accounts payable .............................................       860,033      1,148,948
         Accrued expenses .............................................        84,304        (72,905)
         Income taxes payable .........................................       246,250       (111,000)
                                                                          -----------    -----------

Net cash provided by operating activities .............................       404,875        384,083
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment .................................      (165,613)      (329,489)
   Purchase of short-term investments .................................          --       (1,001,240)
   Redemption of short-term investment ................................       250,142           --
                                                                          -----------    -----------

Net cash provided by (used in) investing activities ...................        84,529     (1,330,729)
                                                                          -----------    -----------

Cash flows provided by financing activities:
   Proceeds from exercise of stock options ............................        57,167         31,459
   Tax benefit related to exercise of stock options ...................        60,000        133,000
                                                                          -----------    -----------

Net cash provided by financing activities .............................       117,167        164,459
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents ..................       606,571       (782,187)

Cash and cash equivalents at beginning of period ......................       316,599      3,042,494
                                                                          -----------    -----------

Cash and cash equivalents at end of period ............................   $   923,170    $ 2,260,307
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest .............................................   $   117,845    $    78,973
   Cash paid for income taxes .........................................       193,750        197,000

Supplemental disclosure of non-cash investing and financing activities:
   Assets acquired by incurring long-term liabilities .................   $   647,794    $      --

See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

NOTE 2.  SUBSEQUENT EVENT

         On April 21, 1998, the Company announced that its Board of Directors declared a 3-for-2 stock split in the form of a stock dividend. The stock split will be issued May 14, 1998 to shareholders of record as of May 4, 1998.

         All share and per share data in this report on Form 10-Q are presented prior to the split.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENT

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that are currently excluded from net income. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net income and comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                       1998             1997
                                                       ----             ----
     Net sales......................................  100.0%           100.0%
     Cost of goods sold.............................   75.0%            77.0
     Gross profit...................................   25.0%            23.0
     Selling, general and administrative expenses...    9.0%            10.5
     Operating income...............................   15.0%            11.5
     Interest expense...............................    1.4%             2.0
     Net income.....................................    8.8%             6.8

         NET SALES. For the three months ended March 31, 1998, net sales increased 94% to approximately $9,029,000 compared with $4,651,000 for the three months ended March 31, 1997. The increase was due to the increased sales of Posi-Track vehicles and related accessories. The majority of Posi-Track sales for the first quarter of 1998 were the HD series Posi-Track, which was put into production in fourth quarter 1997. The HD series Posi-Tracks feature a maintenance-free suspension which minimizes operator maintenance on the vehicle, as well as offering a more powerful engine and greater lifting capabilities than the Company's model MD-70 Posi-Track. The Company recently announced it will offer this same maintenance-free suspension under the MD-70 chassis as a new series of Posi-Tracks, the MD series. The MD series will be offered in 2 models, the 2800 and the 2810 (turbo), and is expected to be put into production in the second quarter of 1998. Sales of parts, used equipment and other items increased 39% for the three month period ended March 31, 1998 as compared with 1997. This increase was due in part to a 50% increase in the sale of parts as the number of vehicles in the field has increased and a 72% increase in the sale of used equipment due to more focused marketing efforts.

         In connection with the expansion of its manufacturing facility and increase in the models in its product lines, the Company is anticipating continued growth in its net sales in excess of 50% for the next twelve months.

         GROSS PROFIT. Gross profit for the three months ended March 31, 1998 increased to approximately $2,258,000, or 25.0% of net sales, compared with $1,069,000, or 23.0% of net sales, in 1997. The increased gross profit can be attributed to increased sales volume in 1998 while the increased gross profit percentage can be attributed to the shift in units sold from the model MD-70 Posi-Track to the HD series Posi-Track, which carries a higher gross profit.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from approximately $488,000, or 10.5% of net sales in 1997, to approximately $808,000, or 9.0% of net sales in 1998. The increase is due primarily to increased marketing costs as well as higher compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. The decreased percentage of selling, general and administrative expenses is due to the increased sales volume in 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased from approximately $45,000 in 1997 to approximately $98,000 in 1998. The increase is due to the Company devoting more resources to future product alternatives and one new product, the MD series Posi-Track, which will be placed into production in the second quarter of 1998.

         In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

         INTEREST EXPENSE. Interest expense increased from approximately $93,000 for the first quarter of 1997 to approximately $129,000 for the first quarter of 1998. The increase is due to the additional debt related to the completion of the Company's facility expansion and the additional debt incurred in January 1998 for the acquisition of land and buildings for storage and to house research and development activities.

         NET INCOME. Net income for the first quarter of 1998 was approximately $792,000, as compared with approximately $316,000 for the first quarter of 1997. The increase in 1998 resulted primarily from added gross profit on increased sales offset in part by increased operating costs and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1998, the Company had working capital of approximately $13,982,000 compared with working capital of approximately $10,748,000 at March 31, 1997, an increase of approximately $3,234,000. The major components of this increase are as follows: Inventories increased approximately $6,487,000 due to the introduction of two new Posi-Track models in 1997 and also increased sales; Accounts receivable increased approximately $1,508,000 due to increased sales; Cash and short-term investments decreased approximately $3,603,000 as the Company built inventory levels and equipped its expanded manufacturing facility; Current liabilities increased approximately $1,254,000 due to the overall increase in the Company's volume and profitability.

         The Company's working capital position at March 31, 1998 remained relatively constant when compared with December 31, 1997, increasing approximately $641,000. However, the Company's inventories increased approximately $985,000 and accounts payable increased approximately $860,000 due to the timing of certain inventory purchases and their related payment. Also, cash and short-term investments increased approximately $356,000 and accounts receivable increased approximately $696,000 due to increased sales. Other current liabilities, such as income taxes payable and accrued liabilities, increased approximately $331,00 due to increased sales volume and profitability. In addition, the current portion of long-term liabilities increased approximately $218,000 due to the additional debt incurred for the Company's facility expansion and the acquisition of land and buildings for storage and to house the Company's research and development activities.

         In connection with the expansion of its manufacturing facility, the Company's lease for this facility has been amended. On April 1, 1998, the Company began paying $12,300 per month for the expanded facility, in addition to the amount it was currently paying. The additional payment will continue through January 1, 2018, with payments subject to revision every five years based upon interest rate negotiation between the lessor and the involved bank related to the lessor's underlying debt. The Company has recorded the lease, as amended, as a capital lease.

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

         The Company has increased its number of employees by approximately 50% in the last 12 months. In order to meet its anticipated sales levels for the remainder of 1998, the Company expects it will increase its number of employees by approximately 10-30% over the next twelve months. It is anticipated the majority of the additional employees will be in the production area. The Company believes the local work force is sufficient to hire the additional employees.

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represents only management's then-best current estimate of future results or trends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (f)

     10.9 * Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

     10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

     11           Statement re: Computation of Per Share Earnings

     22           List of Subsidiaries (a)

     27           Financial Data Schedule for the three months ended March 31,
                  1998

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

    (b)     REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          A.S.V., INC.


Dated:  May 13, 1998                      By /s/ Gary Lemke
                                          -----------------
                                             Gary Lemke
                                             President


Dated:  May 13, 1998                      By /s/ Thomas R. Karges
                                          -----------------------
                                             Thomas R. Karges
                                             Chief Financial Officer
                                             (principal financial and accounting
                                              officer)

                                  EXHIBIT INDEX


EXHIBIT                                                        METHOD OF FILING
-------                                                        ----------------
 11      Statement re: Computation of Per Share Earnings   Filed herewith electronically

 27      Financial Data Schedule                           Filed herewith electronically
