Form 10-Q
period 1998-06-30
ASV INC /MN/
filed 1998-08-12
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     As of August 4, 1998, 7,607,229 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                           A.S.V., INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                        -----------  -----------
                               ASSETS                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents............................ $ 1,482,728  $   316,599
  Short-term investments...............................     490,577    1,255,160
  Accounts receivable, net ............................   2,767,282    1,989,906
  Inventories..........................................  13,750,987   11,674,027
  Prepaid expenses and other...........................     416,607      342,896
                                                         ----------  -----------
       Total current assets............................  18,908,181   15,578,588

PROPERTY AND EQUIPMENT, net............................   4,433,428    3,636,091
                                                        -----------  -----------

       Total Assets.................................... $23,341,609  $19,214,679
                                                        ===========  ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term liabilities............. $   218,114  $        --
  Accounts payable.....................................   2,760,370    1,474,701
  Accrued liabilities
    Compensation.......................................     194,497      180,349
    Interest...........................................      95,422       81,250
    Warranties.........................................     400,000      200,000
    Other..............................................     108,904       98,998
  Income taxes payable.................................     217,924      201,674
                                                        -----------  -----------
       Total current liabilities.......................   3,995,231    2,236,972
                                                        -----------  -----------

LONG-TERM LIABILITIES, less current portion............   7,447,597    7,020,608
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES..........................          --           --

SHAREHOLDERS' EQUITY
  Capital stock, $.01 par value:
    Preferred stock, 11,250,000 shares authorized;
      no shares outstanding ...........................          --           --
    Common stock, 33,750,000 shares authorized;
      7,540,832 shares issued and outstanding in 1998;
      7,518,310 shares issued and outstanding in 1997..      75,408       75,183
  Additional paid-in capital...........................   6,742,911    6,520,371
  Retained earnings....................................   5,080,462    3,361,545
                                                        -----------  -----------
                                                         11,898,781    9,957,099
                                                        -----------  -----------

       Total Liabilities and Shareholders' Equity       $23,341,609  $19,214,679
                                                        ===========  ===========

See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------   -------------
Net sales ...........................   $ 10,484,279    $  5,407,815    $ 19,513,117    $ 10,059,000

Cost of goods sold ..................      7,923,015       4,115,440      14,694,010       7,697,483
                                        ------------    ------------    ------------    ------------

       Gross profit .................      2,561,264       1,292,375       4,819,107       2,361,517

Operating expenses:
  Selling, general and administrative        942,703         531,348       1,750,898       1,019,405
  Research and development ..........        105,088          62,717         203,537         107,655
                                        ------------    ------------    ------------    ------------

       Operating income .............      1,513,473         698,310       2,864,672       1,234,457

Other income (expense)
  Interest expense ..................       (126,579)        (92,988)       (255,525)       (185,940)
  Other, net ........................        105,185         145,571         139,770         210,918
                                        ------------    ------------    ------------    ------------
    Income before income taxes ......      1,492,079         750,893       2,748,917       1,259,435

Provision for income taxes ..........        565,000         286,000       1,030,000         479,000
                                        ------------    ------------    ------------    ------------
     NET INCOME .....................   $    927,079    $    464,893    $  1,718,917    $    780,435
                                        ============    ============    ============    ============

Net income per common share

  Basic .............................   $        .12    $        .06    $        .23    $        .11
                                        ============    ============    ============    ============

  Diluted * .........................   $        .11    $        .06    $        .20    $        .10
                                        ============    ============    ============    ============

Weighted average number of common
  shares outstanding

  Basic .............................      7,538,225       7,247,650       7,533,479       7,243,624
                                        ============    ============    ============    ============

  Diluted * .........................      9,031,745       8,764,900       8,975,213       8,782,100
                                        ============    ============    ============    ============

* Includes add back of after-tax effect of interest expense for convertible debentures.







See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                           1998          1997
                                                                        ----------    ----------
Cash flows from operating activities:
  Net income ........................................................   $1,718,917    $  780,435
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation ..................................................      150,000        78,000
      Interest accrued on capital lease obligation ..................       23,028        23,028
      Deferred income taxes .........................................     (100,000)      (48,000)
      Effect of warrant earned ......................................       75,600        75,600
      Changes in assets and liabilities:
         Accounts receivable ........................................     (777,376)      118,972
         Inventories ................................................   (2,076,960)   (2,320,144)
         Prepaid expenses and other .................................       26,289       (16,742)
         Accounts payable ...........................................    1,285,669     1,050,678
         Accrued expenses ...........................................      238,226       (77,759)
         Income taxes payable .......................................       16,250      (145,500)
                                                                        ----------    ----------

Net cash provided by (used in) operating activities .................      579,643      (481,432)
                                                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment ................................     (299,543)     (728,646)
  Purchase of short-term investments ................................           --    (1,497,087)
  Redemption of short-term investments ..............................      764,583            --
                                                                        ----------    ----------

Net cash provided by (used in) investing activities .................      465,040    (2,225,733)
                                                                        ----------    ----------

Cash flows from financing activities:
  Principal payments on long-term liabilities .......................      (25,719)       (3,158)
  Exercise of stock options .........................................       57,165        57,209
  Tax benefit related to exercise of stock options ..................       90,000       241,000
                                                                        ----------    ----------

Net cash provided by financing activities ...........................      121,446       295,051
                                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents ................    1,166,129    (2,412,114)

Cash and cash equivalents at beginning of period ....................      316,599     3,042,494
                                                                        ----------    ----------

Cash and cash equivalents at end of period ..........................   $1,482,728    $  630,380
                                                                        ==========    ==========


Supplemental disclosure of cash flow information:
  Cash paid for interest ............................................   $  241,353    $  160,447
  Cash paid for income taxes ........................................    1,023,750       431,500

Supplemental disclosure of non-cash investing and financing activity:
  Assets acquired by incurring long-term liabilities ................   $  647,794    $       --


See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

NOTE 2.  LINE OF CREDIT

     During the second quarter of 1998, the Company amended its line of credit agreement with its primary bank. The amended line of credit provides for borrowings up to $5,000,000 at an interest rate of prime minus1/2% (8% at June 30, 1998). All other major terms and conditions remain the same.

NOTE 3.  STOCK SPLIT

     On May 15, 1998, the Company completed a three-for-two stock split. All share and per share information has been restated to reflect this stock split.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                                    Three Months Ended June 30,  Six Months Ended June 30,
                                                         1998         1997          1998         1997
                                                         ----         ----          ----         ----
   Net sales..........................................  100.0%       100.0%        100.0%       100.0%
   Cost of goods sold.................................   75.6         76.1          75.3         76.5
   Gross profit.......................................   24.4         23.9          24.7         23.5
   Selling, general and administrative................    9.0          9.8           9.0         10.1
   Operating income...................................   14.4         12.9          14.7         12.3
   Interest expense...................................   (1.2)        (1.7)         (1.3)        (1.8)
   Net income.........................................    8.8          8.6           8.8          7.8

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

     NET SALES. Net sales increased 94%, or approximately $5,076,000, to approximately $10,484,000 for the three months ended June 30, 1998 compared with the same period in 1997. The increase was due primarily to sales of the Company's Posi-Track vehicle and related accessories increasing 104% over 1997. The growth in Posi-Track sales was due to increased demand for the Company's HD series Posi-Track which was introduced in fourth quarter 1997 and accounted for nearly all unit volume in second quarter 1998. The HD series Posi-Track features a maintenance-free suspension which minimizes operator maintenance on the vehicle, as well as offering a more powerful engine and greater lifting capabilities than the Company's original model MD-70 Posi-Track. The Company will offer this same maintenance-free suspension under the MD-70 chassis as a new series of Posi-Tracks, the MD series. Sales of the new MD series are expected to start in third quarter 1998. Sales of parts, used equipment and other items increased 35% for the three month period ended June 30, 1998 compared with the same period in 1997. This increase was primarily due to parts sales increasing as the number of vehicles in the field continues to increase.

     In connection with the expansion of its manufacturing facility and increase in the models in its product lines, the Company is anticipating continued growth in its net sales in excess of 50% for the next twelve months.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1998 increased to approximately $2,561,000, or 24.4% of net sales, compared with $1,292,000, or 23.9% of net sales, in 1997. The increased gross profit was attributable to increased sales volume in 1998. The increased gross profit percentage was attributable to greater efficiencies in the production process from the Company's increased production levels and additional margin obtained from the sale of higher priced products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from 9.8% of net sales in second quarter 1997, to 9.0% of net sales in second quarter 1998. The increased dollar volume was due to increased advertising costs including costs to promote the Company's HD series Posi-Track as well as increased compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. The decreased percentage of selling, general and administrative expenses was due to the Company closely managing its costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from approximately $63,000 in second quarter 1997 to approximately $105,000 in 1998. The increase was due mainly to the development of the Company's new model Posi-Track, the MD series, continuing improvements to the Company's existing models and exploration of future product alternatives.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     INTEREST EXPENSE. Interest expense increased from approximately $93,000 for the second quarter of 1997 to approximately $127,000 for the second quarter of 1998. The increase was due to the additional debt related to the completion of the Company's facility expansion and the additional debt incurred in January 1998 for the acquisition of land and buildings for storage and to house research and development activities.

     NET INCOME. Net income for the second quarter of 1998 was approximately $927,000, compared with approximately $465,000 for the second quarter of 1997. The increase in 1998 resulted primarily from additional gross profit on increased sales, offset in part by increased operating costs and interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

     NET SALES. Net sales for the six months ended June 30, 1998 increased 94%, or approximately $9,454,000, to $19,513,000. The increase was due primarily to the increased sales of the Company's Posi-Track vehicle, particularly the HD series Posi-Track, which was introduced in fourth quarter 1997. Posi-Track related sales increased 106% due to the increased demand, sales of two new Posi-Track models in 1998 and new dealers added in the past twelve months. Sales of parts, used equipment and other items increased approximately 37% due primarily to an increase in the sale of parts as a greater number of machines are in service in 1998.

     GROSS PROFIT. Gross profit increased for the six months ended June 30, 1998 to approximately $4,819,000, or 24.7% of net sales, from $2,362,000, or 23.5% of net sales, for the six months ended June 30, 1997. The increased gross profit was due to increased sales while the increased gross profit percentage was due to the increased efficiencies obtained from the Company's increased production volume and additional margin obtained from the sale of higher priced products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from 10.1% of net sales for the six months ended June 30, 1997 to 9.0% of net sales for the six months ended June 30, 1998. The increased dollar amount of approximately $731,000 was due to increased sales and marketing costs and increased costs for administrative personnel hired to support increased sales volumes. The decreased percentage of selling, general and administrative expenses was due to the Company closely managing its costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from approximately $108,000 in 1997 to approximately $204,000 in 1998. The increase was due mainly to the development of the Company's new model Posi-Track, the MD series, in 1998, continuing improvements to the Company's existing models and exploration of additional models.

     INTEREST EXPENSE. Interest expense increased from approximately $186,000 for the six months ended June 30, 1997 to approximately $256,000 for the same period in 1998. The increase was due to the additional debt related to the completion of the Company's facility expansion and the additional debt incurred in January 1998 for the acquisition of land and buildings for storage and to house research and development activities.

     NET INCOME. Net income for the six months ended June 30, 1998 increased to approximately $1,719,000 from approximately $780,000 for 1997. The increase is due to increased sales and gross profit, offset in part by increased operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of approximately $14,913,000 compared with working capital of approximately $11,033,000 at June 30, 1997, an increase of approximately $3,880,000. The major components of this increase are as follows: Inventories increased approximately $6,270,000 due to the introduction of two new Posi-Track models in 1997 and one new Posi-Track model in 1998 along with increased sales; Accounts receivable increased approximately $1,625,000 due to increased sales; Cash and short-term investments decreased approximately $2,424,000 as the Company built inventory levels and equipped its expanded manufacturing facility; Current liabilities increased approximately $1,742,000 due to the overall increase in the Company's volume and profitability.

     The Company's working capital position at June 30, 1998 increased approximately $1,571,000 when compared with December 31, 1997. Major components of this increase are as follows. Inventories increased approximately $2,077,000 and accounts payable increased approximately $1,286,000 due to the increase in the Company's production levels and additional parts required to manufacture new models. Accounts receivables increased approximately $777,000 due to increased sales volume. Cash and short-term investments increased approximately $402,000 due to increased profitability. In addition, the current portion of long-term liabilities increased approximately $218,000 due to the additional debt incurred for the Company's facility expansion and the acquisition of land and buildings for storage and to house the Company's research and development activities.

     During the second quarter of 1998, the Company amended its line of credit agreement with its primary bank. The amended line of credit provides for borrowings up to $5,000,000 at an interest rate of prime minus 1/2% (8% at June 30, 1998). All other major terms and conditions remain the same. The Company believes its existing cash and investments, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements at least through the end of June 1999.

     The Company has increased its number of employees by approximately 50% in the last 12 months. In order to meet its anticipated sales levels for the next twelve months, the Company expects it will increase its number of employees by approximately 20% over the next twelve months. It is anticipated that nearly all the additional employees will be in the production area. The Company believes the local work force is sufficient to hire the additional employees.

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

     The Company has begun to identify all relevant software that may affect the Company's operations through surveys and examinations. Based on risk assessments that have been completed for the majority of the Company's operations, the Company must upgrade some of its existing software to ensure that the computer systems will properly utilize dates beyond December 31, 1999. The Company expects to convert its business operations to new Year 2000 compatible software by the end of 1998. The cost of these conversions is not expected to have a material impact on the Company. However, there can be no guarantee the software of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses or the activities of competitors. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of A.S.V., Inc. was held on June 19, 1998. Matters submitted at the meeting for vote by the shareholders were as follows:

        (a)     Election of Directors.

                The following directors were elected at the Annual Meeting, each with the following votes:

                                                     For           Against
                                                     ---           -------
                     Philip C. Smaby              7,160,723        114,285
                     Gary D. Lemke                7,160,769        114,239
                     Edgar E. Hetteen             7,163,145        111,862
                     Jerome T. Miner              7,160,146        114,861
                     Karlin S. Symons             7,162,693        112,314
                     Leland T. Lynch              7,163,143        111,864
                     James H. Dahl                7,160,145        114,862
                     R. E. "Teddy" Turner, IV     7,158,519        116,488

        (b) Amendment of the 1996 Incentive and Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder.

                Shareholders approved the amendment to the 1996 Incentive and Stock Option Plan with a vote of 4,642,809 votes for, 231,733 votes against, 100,795 shares abstaining and 2,299,669 broker non-votes.

        (c)     Adoption of the 1998 Non-Employee Director Stock Option Plan

                Shareholders adopted the 1998 Non-Employee Director Stock Option Plan with a vote of 4,642,561 votes for, 296,272 votes against, 54,504 shares abstaining and 2,299,669 broker non-votes.

        (d)     Ratification of Appointment of Independent Public Accountants.

                Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998, with a vote of 7,249,582 votes for, 1,348 votes against and 24,076 shares abstaining.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)     EXHIBITS

         Exhibit
         Number   Description
         ------   -----------
           3.1    Second Restated Articles of Incorporation of the Company (a)

           3.1a Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (e)

           3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998

           3.2    Bylaws of the Company (a)

           4.1    Specimen form of the Company's Common Stock Certificate (a)

           4.2*   1987 Stock Option Plan (a)

           4.3*   1994 Long-Term Incentive and Stock Option Plan (a)

           4.4    Form of Warrant issued to Summit Investment Corporation (b)

           4.5    Form of Debenture issued October 1996 (d)

           4.6    Warrant issued to Leo Partners, Inc. on December 1, 1996 (e)

           4.7*   1996 Incentive and Stock Option Plan (f)

           4.8*   1996 Incentive and Stock Option Plan, as amended (g)

           4.9*   1998 Non-Employee Director Stock Option Plan (g)

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

          10.5 Letter Credit Agreement dated June 15, 1994 between the Security State Bank of Hibbing and the Company (a)

          10.6 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (f)

          10.7 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (f)

          10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (f)

          10.9* Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

          10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

          10.11 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company

          10.12 First Amendment to Credit Agreement dated June 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company

            11    Statement re: Computation of Per Share Earnings

            22    List of Subsidiaries (a)

            27    Financial Data Schedule for the six months ended June 30, 1998

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

                  (g) Incorporated by reference to the Company's Definitive
                      Proxy Statement for the year ended December 31, 1997 (File No. 0-25620) filed electronically April 28, 1998.

                  * Indicates management contract or compensation plan or arrangement.

        (B) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1998.



--------------------------------------------------------------------------------

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   A.S.V., INC.


Dated:  August 13, 1998            By /s/ Gary Lemke
                                   ----------------------------
                                   Gary Lemke
                                   President


Dated:  August 13, 1998            By /s/ Thomas R. Karges
                                   ----------------------------
                                   Thomas R. Karges
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

   EXHIBIT                                                                          METHOD OF FILING
   -------                                                                          ----------------

     3.1b    Amendment to Second Restated Articles of Incorporation .......   Filed herewith electronically

    10.11    Extension of Lease Agreement..................................   Filed herewith electronically

    10.12    First Amendment to Credit Agreement ..........................   Filed herewith electronically

       11    Statement re: Computation of Per Share Earnings...............   Filed herewith electronically

       27    Financial Data Schedule.......................................   Filed herewith electronically