Form 10-Q
period 1998-09-30
ASV INC /MN/
filed 1998-11-12
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission file number: 0-25620

                                  A.S.V., Inc.
             (Exact name of registrant as specified in its charter)

            Minnesota                                41-1459569
   State or other jurisdiction of        I.R.S. Employer Identification No.
   incorporation of organization

          840 Lily Lane
          P.O. Box 5160
      Grand Rapids, MN 55744                      (218) 327-3434
Address of principal executive offices     Registrant's telephone number

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of November 4, 1998, 7,895,988 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                           A.S.V., INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,    December 31,
                                                                1998             1997
                                                            -------------    ------------
         ASSETS                                              (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents..............................   $   744,495     $   316,599
   Short-term investments.................................       491,806       1,255,160
   Accounts receivable, net...............................     3,103,581       1,989,906
   Inventories............................................    16,216,241      11,674,027
   Other current assets...................................       751,060         342,896
                                                             -----------     -----------
              Total current assets                            21,307,183      15,578,588

Property and equipment, net...............................     4,432,394       3,636,091
                                                             -----------     -----------

              Total Assets                                   $25,739,577     $19,214,679
                                                             ===========     ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities...............   $   219,348     $         -
   Accounts payable.......................................     3,424,920       1,474,701
   Accrued liabilities
     Compensation.........................................       259,310         180,349
     Interest.............................................        95,422          81,250
     Warranties...........................................       400,000         200,000
     Other................................................       157,026          98,998
   Income taxes payable...................................             -         201,674
                                                             -----------     -----------
              Total current liabilities                        4,556,026       2,236,972
                                                             -----------     -----------

LONG-TERM LIABILITIES, less current portion...............     7,438,519       7,020,608
                                                             -----------     -----------

COMMITMENTS AND CONTINGENCIES.............................             -               -

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding..............................             -               -
     Common stock, 33,750,000 shares authorized;
       7,895,988 shares issued and outstanding in 1998;
       7,518,310 shares issued and outstanding in 1997....        78,960          75,183
   Additional paid-in capital.............................     7,463,192       6,520,371
   Retained earnings......................................     6,202,880       3,361,545
                                                             -----------     -----------
                                                              13,745,032       9,957,099
                                                             -----------     -----------

              Total Liabilities and Shareholders' Equity     $25,739,577     $19,214,679
                                                             ===========     ===========

See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 ------------------------    -------------------------
                                                    1998         1997           1998           1997
                                                -----------    ----------    -----------   -----------
Net sales...................................    $11,397,903    $6,228,812    $30,911,020   $16,287,812

Cost of goods sold..........................      8,593,602     4,656,783     23,287,612    12,354,266
                                                -----------    ----------    -----------   -----------

         Gross profit.......................      2,804,301     1,572,029      7,623,408     3,933,546

Operating expenses:
     Selling, general and administrative            832,962       601,365      2,583,860     1,620,770
     Research and development                        77,412        55,830        280,949       163,485
                                                -----------    ----------    -----------   -----------
         Operating income...................      1,893,927       914,834      4,758,599     2,149,291
Other income (expense)
     Interest expense                              (128,085)      (93,029)      (383,610)     (278,969)
     Other, net                                      31,576        50,227        171,346       261,145
                                                -----------    ----------    -----------   -----------
         Income before income taxes.........      1,797,418       872,032      4,546,335     2,131,467
Provision for income taxes..................        675,000       331,000      1,705,000       810,000
                                                -----------    ----------    -----------   -----------
     NET INCOME.............................    $ 1,122,418    $  541,032    $ 2,841,335   $ 1,321,467
                                                ===========    ==========    ===========   ===========

Net income per common share

     Basic..................................    $       .14    $      .07    $       .37   $       .18
                                                ===========    ==========    ===========   ===========

     Diluted *..............................    $       .13    $      .07    $       .33   $       .17
                                                ===========    ==========    ===========   ===========

Weighted average number of common
     shares outstanding

     Basic..................................      7,781,726     7,463,470      7,616,228     7,316,906
                                                ===========    ==========    ===========   ===========

     Diluted *..............................      9,084,640     9,008,023      9,011,689     8,857,408
                                                ===========    ==========    ===========   ===========

* Includes add back of after-tax effect of interest expense for convertible debentures.







See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                  Nine months ended September 30, 1998 and 1997

                                                                          1998            1997
                                                                       -----------     -----------
Cash flows from operating activities:
   Net income.................................................         $ 2,841,335     $ 1,321,467
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation...........................................             250,000         127,000
       Interest accrued on capital lease obligation...........              34,542          34,542
       Deferred income taxes..................................            (140,000)       (123,000)
       Effect of warrant earned...............................             113,400         113,400
       Changes in assets and liabilities:
         Accounts receivable..................................          (1,113,675)        (78,330)
         Inventories..........................................          (4,542,214)     (3,960,412)
         Prepaid expenses and other...........................            (268,164)       (239,485)
         Accounts payable.....................................           1,950,219         603,076
         Accrued expenses.....................................             351,161         140,720
         Income taxes payable.................................            (201,674)       (198,954)
                                                                       -----------     -----------

Net cash used in operating activities.........................            (725,070)     (2,259,976)
                                                                       -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment.........................            (398,509)       (987,502)
   Purchase of short-term investments.........................                  -       (1,497,087)
   Redemption of short-term investments.......................             763,354       1,006,170
                                                                       -----------     -----------

Net cash provided by (used in) investing activities...........             364,845      (1,478,419)
                                                                       -----------     -----------

Cash flows from financing activities:
   Principal payments on long-term liabilities................             (45,077)        (15,791)
   Exercise of stock options..................................             173,198         177,208
   Tax benefit related to exercise of stock options...........             660,000         933,000
                                                                       -----------     -----------

Net cash provided by financing activities.....................             788,121       1,094,417
                                                                       -----------     -----------

Net increase (decrease) in cash and cash equivalents..........             427,896      (2,643,978)

Cash and cash equivalents at beginning of period..............             316,599       3,042,494
                                                                       -----------     -----------

Cash and cash equivalents at end of period....................         $   744,495     $   398,516
                                                                       ===========     ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest.....................................         $   369,438     $   241,962
   Cash paid for income taxes.................................           1,728,750         431,500

Supplemental disclosure of non-cash investing and financing activity:
   Assets acquired by incurring long-term liabilities.........         $   647,794     $         -


See notes to consolidated financial statements.

                           A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

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

NOTE 2.  SUBSEQUENT EVENT

     On October 14, 1998, the Company entered into a Securities Purchase Agreement (the Agreement) with Caterpillar Inc. (Caterpillar). Under the terms of the Agreement, Caterpillar will acquire, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's common stock and a warrant to purchase an additional 10,267,127 newly-issued shares of the Company's common stock at a price of $21.00 per share. The Agreement provides that, upon closing, the Company's board of directors will be increased from eight to ten and the Company's board of directors will appoint two members designated by Caterpillar. The consummation of the transactions contemplated by the Agreement is contingent upon receiving Company shareholder and regulatory approvals.

     In connection with entering into the Agreement, the Company, Caterpillar and certain shareholders of the Company have entered into several ancillary agreements. First, the Company and Caterpillar have entered into an Option Agreement pursuant to which Caterpillar has the option to purchase 1,579,000 shares of the Company's common stock, through a private issuance from the Company, at a price of $18.00 per share, exercisable in whole or in part at any time until October 14, 1999 or the closing of the transactions contemplated by the Agreement, whichever is sooner.

     Second, certain of the shareholders (the Shareholders) of the Company and Caterpillar have entered into a Voting Agreement pursuant to which the Shareholders have agreed (i) that the Shareholders will not sell, transfer, pledge, grant a security interest in or lien on or otherwise dispose of or encumber any of their shares in the Company prior to the closing of the transactions contemplated by the Agreement and (ii) that the Shareholders will vote each of their shares at every annual, special or adjourned meeting of the shareholders of the Company (a) in favor of approval of the Agreement, (b) against any Competing Transaction (as defined in the Agreement) and (c) in favor of any other matter relating to the closing of the transactions contemplated by the Agreement.

     Finally, the Company and Caterpillar have entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company following the closing.

     Following the closing, Caterpillar will own approximately 8.8% of the Company's outstanding common stock (assuming exercise or conversion of all outstanding options, warrants and convertible debentures) and will have the right to own up to approximately 52% of the Company's outstanding common stock (assuming exercise or conversion of all outstanding options, warrants and convertible debentures) upon exercise of the warrant.

                                     ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                             Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                               1998     1997            1998     1997
                              -----    -----            -----   ------
     Net sales.............   100.0%    100.0%          100.0%   100.0%
     Cost of goods sold....    75.4      74.8            75.3     75.8
     Gross profit..........    24.6      25.2            24.7     24.2
     Selling, general and
        administrative.....     7.3       9.7             8.4     10.0
     Operating income......    16.6      14.7            15.4     13.2
     Interest expense......    (1.1)     (1.5)           (1.2)    (1.7)
     Net income............     9.8       8.7             9.2      8.1

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

     NET SALES. Net sales increased 83%, to approximately $11,398,000, for the three months ended September 30, 1998 compared with the same period in 1997. The increase was due primarily to sales of the Company's Posi-Track vehicles and related accessories increasing 84% over 1997. The growth in Posi-Track sales was due to continued demand for the Company's HD series Posi-Track which was introduced in the fourth quarter of 1997 and sales of the Company's new MD series Posi-Track, which began shipping in the third quarter of 1998. The MD series Posi-Track incorporates the same maintenance-free suspension found on the Company's HD series, but in a lighter weight, lower priced machine. Also included in the Posi-Track sales increase were sales of the Company's DX series Posi-Track, which was introduced in the fourth quarter of 1997. Sales of parts, used equipment and other items increased 112% for the three month period ended September 30, 1998 compared with the same period in 1997. This increase was primarily due to parts sales more than doubling as the number of vehicles in the field continues to increase. In addition, the sale of used equipment more than tripled due to more concentrated sales efforts and a greater offering of used equipment.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1998 increased to approximately $2,804,000, or 24.6% of net sales, compared with $1,572,000, or 25.2% of net sales, in 1997. The increased gross profit was attributable to increased sales volume in 1998 while the decreased gross profit percentage was attributable to the initial start-up of production of the Company's MD series Posi-Track, which went into production in the third quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to approximately $833,000 in third quarter 1998 from approximately $601,000 in third quarter 1997. As a percentage of net sales, however, selling, general and administrative expenses decreased from 9.7% in third quarter 1997 to 7.3% in third quarter 1998. The increased dollar volume was due to increased advertising costs including costs to promote the Company's MD series Posi-Track as well as increased compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. The decreased percentage of selling, general and administrative expenses was due to the Company closely managing its costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from approximately $56,000 in third quarter 1997 to approximately $77,000 in 1998. The increase was due mainly to the development of the Company's new model Posi-Track, the MD series, continuing improvements to the Company's existing models and exploration of future product alternatives.

     INTEREST EXPENSE. Interest expense increased from approximately $93,000 for the third quarter of 1997 to approximately $128,000 for the third quarter of 1998. The increase was due to the additional debt related to the completion of the Company's facility expansion and the additional debt incurred in January 1998 for the acquisition of land and buildings for storage and to house the Company's research and development activities.

     NET INCOME. Net income for the third quarter of 1998 was approximately $1,122,000, compared with approximately $541,000 for the third quarter of 1997. The increase in 1998 resulted primarily from greater gross profit on increased sales, offset in part by increased operating costs and interest expense.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

     NET SALES. Net sales for the nine months ended September 30, 1998 increased 90%, or approximately $14,623,000, to $30,911,000. The increase was due to the increased sales of the Company's Posi-Track vehicle, primarily the HD series Posi-Track, which was introduced in fourth quarter 1997and, to a lesser degree, the new MD series Posi-Track, which was introduced in third quarter 1998. Posi-Track related sales increased 94% due to the increased demand, sales of three new Posi-Track models in 1998 and new dealers added in the past twelve months. Sales of parts, used equipment and other items increased approximately 83% due primarily to an increase in the sale of parts as a greater number of machines are in service in 1998.

     GROSS PROFIT. Gross profit increased for the nine months ended September 30, 1998 to approximately $7,623,000, or 24.7% of net sales, from $3,934,000, or
24.2% of net sales, for the nine months ended September 30, 1997. The increased gross profit was due to increased sales while the increased gross profit percentage was due to the increased efficiencies obtained from the Company's increased production volume and additional margin obtained from the sale of higher priced products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 1998, selling, general and administrative expenses increased to approximately $2,584,000 compared with approximately $1,621,000 for the same period in 1997. As a percentage of net sales, however, selling, general and administrative expenses decreased from 10.0% for the nine months ended September 30, 1997 to 8.4% for the nine months ended September 30, 1998. The increased dollar amount of approximately $963,000 was due to increased sales and marketing costs and increased costs for administrative personnel hired to support increased sales volumes. The decreased percentage of selling, general and administrative expenses was due to the Company closely managing its costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from approximately $163,000 in 1997 to approximately $281,000 in 1998. The increase was due mainly to the development of the Company's new model Posi-Track, the MD series, in 1998, continuing improvements to the Company's existing models and exploration of additional models.

     INTEREST EXPENSE. Interest expense increased from approximately $279,000 for the nine months ended September 30, 1997 to approximately $384,000 for the same period in 1998. The increase was due to the additional debt related to the completion of the Company's facility expansion and the additional debt incurred in January 1998 for the acquisition of land and buildings for storage and to house the Company's research and development activities.

     NET INCOME. Net income for the nine months ended September 30, 1998 increased to approximately $2,841,000 from approximately $1,321,000 for 1997. The increase is due to increased sales and gross profit, offset in part by increased operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of approximately $16,751,000 compared with working capital of approximately $12,213,000 at September 30, 1997, an increase of approximately $4,538,000. The major components of this increase are as follows: inventories increased approximately $7,095,000 due to the introduction of two new Posi-Track models in 1997 and one new Posi-Track model in 1998; accounts receivable increased approximately $1,764,000 due to increased sales; cash and short-term investments decreased approximately $1,923,000 as the Company built inventory levels and equipped its expanded manufacturing facility; current liabilities increased approximately $2,585,000 due to the overall increase in the Company's volume and profitability.

     The Company's working capital position at September 30, 1998 increased approximately $3,409,000 when compared with December 31, 1997. Major components of this increase are as follows: inventories increased approximately $4,542,000 and accounts payable increased approximately $1,950,000 due to the increase in the Company's production levels and additional parts needed to manufacture new models; accounts receivables increased approximately $1,114,000 due to increased sales volume; cash and short-term investments decreased approximately $335,000 due to internal funding of growth. Due to the exercise of certain stock options in September 1998, the Company had no liability for income taxes at September 30, 1998. In addition, the current portion of long-term liabilities increased approximately $219,000 due to the additional debt incurred for the Company's facility expansion and the acquisition of land and buildings for storage and to house the Company's research and development activities.

     On October 14, 1998, the Company entered into a Securities Purchase Agreement (the Agreement) with Caterpillar Inc. (Caterpillar). Under the terms of the Agreement, Caterpillar will acquire, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's common stock and a warrant to purchase an additional 10,267,127 newly-issued shares of the Company's common stock at a price of $21.00 per share. The Agreement provides that, upon closing, the Company's board of directors will be increased from eight to ten and the Company's board of directors will appoint two members designated by Caterpillar. The consummation of the transactions contemplated by the Agreement is contingent upon receiving Company shareholder and regulatory approvals.

     In connection with entering into the Agreement, the Company, Caterpillar and certain shareholders of the Company have entered into several ancillary agreements. First, the Company and Caterpillar have entered into an Option Agreement pursuant to which Caterpillar has the option to purchase 1,579,000 shares of the Company's common stock, through a private issuance from the Company, at a price of $18.00 per share, exercisable in whole or in part at any time until October 14, 1999 or the closing of the transactions contemplated by the Agreement, whichever is sooner.

     Second, certain of the shareholders (the Shareholders) of the Company and Caterpillar have entered into a Voting Agreement pursuant to which the Shareholders have agreed (I) that the Shareholders will not sell, transfer, pledge, grant a security interest in or lien on or otherwise dispose of or encumber any of their shares in the Company prior to the closing of the transactions contemplated by the Agreement and (ii) that the Shareholders will vote each of their shares at every annual, special or adjourned meeting of the shareholders of the Company (a) in favor of approval of the Agreement, (b) against any Competing Transaction (as defined in the Agreement) and (c) in favor of any other matter relating to the closing of the transactions contemplated by the Agreement.

     Finally, the Company and Caterpillar have entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company access to its dealer network and will make various management, financial and engineering resources available to the Company following the closing. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. Should the Company manufacture products that are eligible to be sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers.

     Following the closing, Caterpillar will own approximately 8.8% of the Company's outstanding common stock (assuming exercise or conversion of all outstanding options, warrants and convertible debentures) and will have the right to own up to approximately 52% of the Company's outstanding common stock (assuming exercise or conversion of all outstanding options, warrants and convertible debentures) upon exercise of the warrant. The Company intends to use the proceeds from the initial sale of its shares for increasing production levels, advertising and marketing and general working capital purposes.

     It is the intent of the Company and Caterpillar to introduce the Company's Posi-Track products to Caterpillar's North American dealers as soon as practicable. With the signing and announcement of the Agreement with Caterpillar, certain of the Company's existing, non-Caterpillar dealers have been hesitant to place orders for the Company's products. Management believes these dealers are uncertain of their future status as Posi-Track dealers. The Company has indicated that there are no current plans to terminate any existing Posi-Track dealers. Since the signing of the Agreement with Caterpillar, two of the Company's approximately 50 existing Posi-Track dealers have requested to terminate their dealer status with the Company. Sales to these two dealers totaled less than one percent of the Company's net sales for the nine months ended September 30, 1998.

     The Company's shipments during the month of October were decreased, the Company believes, primarily due to three main factors. First, during the time the Company was negotiating the Agreement with Caterpillar in the third quarter, the Company was not actively marketing new Posi-Track dealerships to non-Caterpillar dealers as the Company believed these new dealers would not choose to remain dealers when the Agreement was announced. Second, the Company believes there has been hesitancy on the part of existing Posi-Track dealers to place orders in light of the Caterpillar Agreement discussed above. Finally, the Company's largest customer cancelled orders for delivery of approximately $1.4 million of Posi-Track machines which were scheduled for shipment during the fourth quarter. The Company believes future sales to this Posi-Track dealer (also a Caterpillar dealer) may be reduced as this dealer is the authorized Posi-Track dealer for territory that overlaps nine existing Caterpillar dealers' trade areas. The Company believes the slow-down in orders is temporary and expects the order level to increase as additional Caterpillar dealers begin carrying the Posi-Track models. Although the Company has been working closely with Caterpillar to introduce the Posi-Track products to North American Caterpillar dealers as quickly as possible, the Company may experience a decrease in its sales volume while the Company proceeds through this transitional period with Caterpillar. The Company is currently unable to determine the potential effect, if any, this transitional situation may present.

     For the nine months ended September 30, 1998 the Company has used approximately $725,000 for operations as is shown on statement of cash flows included elsewhere in this report. The Company intends to finance its future operations with the proceeds from the sale of its shares to Caterpillar as discussed above. In the event this transaction does not close, the Company believes it may need to obtain additional debt or equity financing within the next 12 months to meet its projected working capital needs. The Company has not determined the total amount of additional financing that may be required, nor can it assure its ability to obtain such financing.

     Impact of the Year 2000 Issue. The Company has established a team to assess and address the possible exposures related to the Year 2000 (Y2K) issue and is in the initial assessment phase. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not currently be Y2K compliant for which the Company expects them to be compliant by mid-calendar 1999. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not currently be Y2K compliant are planned to be replaced as part of the Company's technology update strategy. None of these replacements have been accelerated and are not anticipated to have a material effect on the Company consolidated financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination to date have been expensed as incurred and have not been material.

     The Company intends to mail questionnaires to each of its significant vendors during the first quarter of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. It is anticipated this assessment will be completed by the end of first quarter 1999. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor compliance which it anticipates to be by the end of second quarter 1999. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external systems Y2K issues are unknown at this time (other than immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

     Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, the assessment has not been completed and there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements and involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses or the activities of competitors. Additional factors include the Company's ability to obtain the necessary shareholder and regulatory approvals, consummate the transactions contemplated by the Agreement with Caterpillar, successfully negotiate various financing, licensing and service agreements with Caterpillar and realize the anticipated benefits from the relationship with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      Exhibit
      Number      Description
      -------     -----------
        3.1       Second Restated Articles of Incorporation of the Company (a)

        3.1a Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (e)

        3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (h)

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

        4.4       Form of Warrant issued to Summit Investment Corporation (b)

        4.5       Form of Debenture issued October 1996 (d)

        4.6       Warrant issued to Leo Partners, Inc. on December 1, 1996 (e)

        4.7 *     1996 Incentive and Stock Option Plan (f)

        4.8 *     1996 Incentive and Stock Option Plan, as amended (g)

        4.9 *     1998 Non-Employee Director Stock Option Plan (g)

        4.10 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (i)

        4.11 Form of Warrant Certificate to be issued to Caterpillar Inc. upon closing of the transactions contemplated by the Securities Purchase Agreement (i)

        4.12 Option Certificate dated as of October 14, 1998 between Caterpillar Inc. and the Company (i)

        4.13 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (i)

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

       10.3 Option Agreement dated July 14, 1994 between the EDA and the Company (b)

       10.4 Grant Contract dated July 1, 1994 between the Company and the IRRRB (b)

       10.5 Letter Credit Agreement dated September 15, 1994 between the Security State Bank of Hibbing and the Company (a)

       10.6 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (f)

       10.7 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (f)

       10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (f)

       10.9 * Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

       10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (e)

       10.11 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (h)

       10.12 First Amendment to Credit Agreement dated September 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (h)

       10.13 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar, Inc. and the Company (i)

       11         Statement re: Computation of Per Share Earnings

       22         List of Subsidiaries (a)

       27         Financial Data Schedule for the nine months ended September
                  30, 1998

----------
                  (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

                  (h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

                  (i) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically October 27, 1998.

                  * Indicates management contract or compensation plan or arrangement.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.


--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           A.S.V., Inc.


Dated: November 12, 1998                   By /s/ Gary Lemke
                                           ------------------------------------
                                              Gary Lemke
                                              President


Dated: November 12, 1998                   By /s/ Thomas R. Karges
                                           ------------------------------------
                                              Thomas R. Karges
                                              Chief Financial Officer
                                              (Principal financial and
                                              accounting officer)

                                  EXHIBIT INDEX

Exhibit                                                 Method of Filing
-------                                          -----------------------------
  11    Statement re: Computation of
         Per Share Earnings...................    Filed herewith electronically

  27    Financial Data Schedule..............    Filed herewith electronically