Form 10-K
period 1998-12-31
ASV INC /MN/
filed 1999-03-26
CIK 926763

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                         Commission file number: 0-25620

                                  A.S.V., Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-1459569
          ---------                                    ----------
State or other jurisdiction of            I.R.S. Employer Identification No.
incorporation of organization

    840 Lily Lane, P.O. Box 5160,
      Grand Rapids, MN 55744                         (218) 327-3434
--------------------------------------       ------------------------------
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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Based on the closing sale price at March 22, 1999, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $111,607,756.

     As of March 22, 1999, 9,639,312 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for its June 4, 1999 Annual Meeting, which will be filed by April 30, 1999, are incorporated by reference in
Part III.

                                     PART I

Item 1. Description of Business

General

     A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as the "Company." Effective January 1, 1998, all of the assets and liabilities of A.S.V. Distribution, Inc. were transferred to A.S.V., Inc.

     ASV designs, manufactures and sells track-driven all-season vehicles. The Company's two principal product lines, the Posi-Track-TM- product line and the Track Truck-R- product line, use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. The Company's products are versatile machines used in the construction, agricultural, landscaping, trail grooming and maintenance, vineyard, military, wildlife management and other markets.

     The Company currently offers four models in its Posi-Track product line; the MD-70, the MD 2800, the HD 4500 (the "Posi-Track MD and HD models") and the DX 4530. The Company currently offers one model in its Track Truck product line, the HPT 2800.

     Track Truck is a registered trademark, and Posi-Track, Posi-Turn and Snow Saver are trademarks, of ASV, Inc. This Annual Report also contains trademarks of other companies.

Current Year Developments

     Stock Split

     In May 1998, the Company completed a 3-for-2 stock split of its common stock. All share and per share amounts included in this report have been adjusted to reflect the stock split.

     New Posi-Track Model

     In 1998, the Company introduced one new model into its Posi-Track product line. In the third quarter of 1998, the Company began selling the Posi-Track MD 2800. The MD 2800 integrates the size, weight and operating capabilities of the Company's existing Model MD-70 Posi-Track with the maintenance-free undercarriage currently in use on the Company's HD 4500 and DX 4530 models.

     Caterpillar Inc. Transaction

     On October 14, 1998, ASV entered into a Securities Purchase Agreement (the "Purchase Agreement") with Caterpillar Inc. ("Caterpillar"). This Purchase Agreement was approved by the Company's shareholders on January 28, 1999 and closed January 29, 1999. Pursuant to the Purchase Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly-issued shares of the Company's Common Stock and a warrant (the "Warrant") to purchase an additional 10,267,127 newly-issued shares of the Company's Common Stock at a price of $21.00 per share (the "Transaction"). The Purchase Agreement provided that, upon closing, the Company's Board of Directors would be increased from eight to ten members and the Company's Board of Directors appointed two members designated by Caterpillar.

     In connection with entering into the Purchase Agreement, the Company and Caterpillar have entered into several ancillary agreements. First, the Company and Caterpillar have entered into a commercial alliance agreement (the "Commercial Alliance Agreement") pursuant to which, following the closing, Caterpillar will provide the Company with access to its worldwide dealer network and will make various management, financial and engineering resources available to the Company. Caterpillar and the Company will supply each other with certain components, Caterpillar will agree to allow the Company to use certain of its trademarks and trade dress in the event certain conditions are met and Caterpillar and the Company will agree to share certain technologies, all at certain costs. Material terms of the above agreements are described below.

     Following the closing, Caterpillar owns approximately 8.8% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants ) and has the right to own up to approximately 52.2% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants) upon exercise of the Warrant.

     Securities Purchase Agreement. Under the Purchase Agreement, the parties have covenanted and agreed to certain matters as described below.

     Board of Directors. In the event Caterpillar's percentage ownership of the Company increases following the Closing (whether by partial or full exercise of the Warrant, other purchases of Common Stock by Caterpillar or a reduction in the number of shares outstanding), the number of Directors designated by Caterpillar will increase such that the ratio of the number of directors designated by Caterpillar to the total number of directors is substantially equal to the ratio of the number of shares of Common Stock owned by Caterpillar to the total number of shares of Common Stock outstanding. Caterpillar will have the right to designate a majority of the Board at such time as Caterpillar owns a majority of the outstanding shares of Common Stock of ASV. The increase in Caterpillar's percentage representation on the Board will be accomplished by the resignation of then existing members of the Board and replacement by directors designated by Caterpillar.

     Conduct of ASV's Business Following the Closing; Repurchase of Stock by ASV. ASV has agreed that, between the date of the Closing and the termination of the Warrant, unless approved by at least one-half of the directors of ASV designated by Caterpillar, ASV will not (i) amend its Articles of Incorporation or Bylaws, (ii) issue any shares of capital stock other than pursuant to its stock option plans, (iii) declare or pay dividends, (iv) effect a stock split or stock repurchase program, (v) acquire or invest in another company, (vi) purchase any property or assets, other than in the ordinary course of business, (vii) incur any indebtedness, make any loans or issue any debt securities, other than in the ordinary course of business, or (viii) enter into any contract or agreement, other than in the ordinary course of business. Notwithstanding the above, ASV is not obligated to use the proceeds from the initial purchase of Shares by Caterpillar to repurchase shares of Common Stock, but ASV will be entitled to and will be required to, to the extent reasonable at such time, use the net proceeds received upon exercise of all or any portion of the Warrant to repurchase shares of its Common Stock.

     First Offer Rights. Subject to certain limitations, in the event ASV intends to issue any Common Stock or other securities in the future, ASV must first offer to sell such securities to Caterpillar and, if not purchased by Caterpillar, may only sell such securities to others on terms no more favorable than those offered to Caterpillar.

     Additional Warrants. In the event that ASV issues or sells Common Stock or other securities to anyone other than Caterpillar or in other certain limited issuances, ASV will issue to Caterpillar a stock purchase warrant containing substantially the same terms as the Warrant, to purchase a number of shares of Common Stock equal to the number of shares of Common Stock sold or issuable upon conversion or exercise of the other security sold, at a purchase price equal to the purchase, conversion or exercise price applicable to the Common Stock or other security sold.

     The Warrant. The Warrant issued to Caterpillar at closing entitles Caterpillar to purchase 10,267,127 shares of the Company's Common Stock at a purchase price of $21.00 per share. The Warrant is exercisable at any time from the date of the Closing until the tenth anniversary of the date of the Closing, except that the Warrant may expire with respect to a portion of the shares covered thereby in the event that the Company meets certain revenue levels as follows:

                                               Number of Shares
        Amount of Revenues              Remaining Subject to the Warrant
        ------------------              --------------------------------
           $100 million                            8,727,058
           $150 million                            6,673,632
           $200 million                            4,106,851
           $250 million                               Zero

     In the event that (i) the Company meets one of the revenue goals set forth above for any four consecutive fiscal quarters, (ii) the Company's gross profit derived from such revenues is at least 20%, and (iii) the market price of the Common Stock at such time is greater than $21.00 per share, then the Company will have the right to give an acceleration notice to Caterpillar and upon the expiration of 75 days following the giving of such notice, the number of shares subject to the Warrant will be reduced to a maximum of the number of shares set forth above corresponding to the revenue goal achieved (the "Warrant Expiration Clause").

     Under the terms of the Warrant, the Company has the right to terminate the Warrant upon 60 days prior written notice to Caterpillar in the event that the Company has terminated any of the Commercial Alliance Agreement, the Marketing Agreement or the Technology License Agreement as a result of a material breach by Caterpillar which is not remedied by Caterpillar, or the Company has terminated one or more of the Trademark and Trade Dress License Agreement, the Management Services Agreement, a Supply Agreement or the Joint Venture Agreement as a result of a material breach by Caterpillar which is not remedied by Caterpillar and the Company is materially unable to realize the benefits provided collectively by those agreements.

     The Commercial Alliance Agreement. The Commercial Alliance Agreement provides that the Company and Caterpillar will enter into certain agreements, each of which is discussed below.

     Marketing Agreement. The Marketing Agreement requires Caterpillar to provide the Company with access to its worldwide distribution network, in part, by promoting the sale of the Company's products to Caterpillar's dealers. Caterpillar will first promote ASV's products in North America and gradually extend such promotion throughout the world consistent with a joint marketing plan to be developed by the Company and Caterpillar. In addition, under the Marketing Agreement, Caterpillar intends to handle orders for the Company's products and administer its warranties. In consideration for Caterpillar's services under the Marketing Agreement, ASV will pay to Caterpillar a commission equal to a percentage of the dealer net price for all products sold to Caterpillar's dealers plus the costs of certain services provided by Caterpillar.

     Trademark and Trade Dress License Agreement. The Marketing Agreement provides that the Company and Caterpillar enter into a Trademark and Trade Dress License Agreement (the "License Agreement") at such time as the Company's products have been evaluated by Caterpillar and have been found to meet Caterpillar's quality and safety standards in accordance with Caterpillar's established testing and validation procedures. The License Agreement will provide, in part, that Caterpillar will grant to the Company the non-exclusive, non-transferable right and license to use certain trademarks of Caterpillar on the Company's products for a fee equal to a percentage of the dealer net price for products sold to dealers with such trademarks. The term of the License Agreement will be five years from the date of the signing of the License Agreement, unless earlier terminated by mutual consent of the Company and Caterpillar. Although no time frame for the evaluation of the Company's products has been agreed to, the Company anticipates that such process may take from two to four years, or longer.

     Management Services Agreement. Under the Management Services Agreement, Caterpillar will make available to the Company general management support in connection with the day-to-day operation of its business, commercial development and marketing research services, financial planning services, such other administrative services as Caterpillar and the Company may subsequently agree to in writing, and manufacturing and engineering services. In consideration for Caterpillar's obligations under the Management Services Agreement, the Company will pay Caterpillar a fee equal to Caterpillar's fully-loaded cost, as defined in the Management Services Agreement, plus an administrative surcharge (or such other fee as the parties may agree upon). The Management Services Agreement remains in effect indefinitely until otherwise terminated by the parties.

     Other Agreements. The Commercial Alliance Agreement also provides that the Company and Caterpillar enter into several additional agreements, the terms of which, including the fees and costs to be paid thereunder, are to be negotiated in the future. These agreements are as follows:

     Service Agreements. The parties have agreed to enter into Service Agreements pursuant to which Caterpillar will offer to ASV financial services, logistics services and services to promote ASV's products to governmental bodies, either through Caterpillar or a wholly owned subsidiary of Caterpillar, and ASV will agree to use such services if the prices to be negotiated for such services are competitive from a total value point of view.

     Supply Agreement (Caterpillar to ASV). The parties have agreed to enter into a Supply Agreement (Caterpillar to ASV) pursuant to which Caterpillar will offer to supply Caterpillar components to ASV for incorporation into ASV's products, including, without limitation, diesel engines, and ASV will agree to purchase such components from Caterpillar if the terms upon which such components are offered for sale to ASV are competitive from a total value point of view.

     Supply Agreement (ASV to Caterpillar). The parties have agreed to enter into a Supply Agreement (ASV to Caterpillar) pursuant to which ASV will offer to supply ASV components to Caterpillar for incorporation into Caterpillar's products that do not compete with ASV's products and ASV will further agree to license to Caterpillar the intellectual property rights necessary for Caterpillar to manufacture such components in the event it becomes economically impractical for ASV to supply such components.

     Technology License Agreement (ASV to Caterpillar). The parties have agreed to enter into a Technology License Agreement (ASV to Caterpillar) pursuant to which ASV will offer to license to Caterpillar, on an exclusive (except as to ASV) and royalty bearing basis, the right to use ASV's proprietary patents and know-how relating to all-terrain rubber track vehicles in the design, manufacture, use and sale of Caterpillar's products that do not compete directly with ASV's products (subject to ASV's right to supply components to Caterpillar pursuant to the Supply Agreement (ASV to Caterpillar) described above).

     Joint Venture Agreement. The parties have agreed to enter into a Joint Venture Agreement pursuant to which ASV and Caterpillar will establish a 50-50 joint venture company to design and develop a line of agricultural tractors utilizing key aspects of the parties" respective technology and know-how.

Markets

     The Company believes its products to be very versatile and can be used in a wide variety of applications. The following represents several of the possible markets where the Company's products may be used.

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

     The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited in when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A skid-steer exerts ten times or more ground pressure than the Posi-Track MD or HD models which makes a skid-steer less suitable for operation on landscaped or groomed ground.

     Recognizing the benefits of tracked vehicles, a few manufacturers have created tracks that can be placed around a skid-steer's wheels. Add-on tracks are generally steel; however, rubber add-on tracks are now available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer's ground pressure to approximately 10 pounds per square inch, the overall design of a Posi-Track gives it more versatility and less ground pressure than a skid-steer with add-on tracks.

     In addition to the tasks performed by skid-steers, the Posi-Track MD and HD models are used for construction jobs performed by small steel track dozers. A skid-steer's design lacks the power, traction and stability necessary for moving dirt and other materials efficiently. Therefore, dozers have remained single purpose machines and, because of their steel tracks and significant ground pressure, cannot be operated on soft, groomed, landscaped or paved surfaces.

     Landscaping. Like the construction industry, the landscaping industry depends heavily on small dozers and skid-steers with loaders, backhoes, rakes and other attachments. Landscapers have also been limited by these machines on soft, wet, muddy, hilly or rough terrain or on groomed or paved surfaces, thereby affecting productivity. Skid-steers and dozers cause greater soil compaction than the Posi-Track models, which is a concern for landscapers because the more compact the soil, the more difficult it is for plants to grow. The Posi-Track MD and HD models can also be adapted to perform special functions in the landscaping industry. For example, the Company manufactured a Posi-Track attachment which is used for laying a specially cut continuous roll of sod over 100 feet in length and weighing over 1,200 pounds. The sod is held in front of the vehicle and unrolls as the Posi-Track moves forward, laying the sod on the ground. The Posi-Track's rubber tracks then move over the sod, gently setting it in place. This procedure allows sod to be laid with significantly less manual labor and on places such as sides of hills where traditional smaller sod sections could be washed away by excessive rain.

     Agricultural. The Posi-Track MD and HD models are used in the agricultural industry to perform the functions of small tractors. Its three-point hitch and reversible seating allow it to be used with pull-type attachments such as roto-tillers, plows, disks and cultivators. The Posi-Track"s hydraulic power take off allows it to be used for farming chores such as grinding and unloading feed. Its low ground pressure and rubber tracks allow it to be used on wet, soft, muddy ground that would not be possible with traditional wheeled tractors, thereby increasing the number of productive days. In addition, Posi-Track's low ground pressure reduces compaction of soil. The Posi-Track MD and HD models are being used in several grape vineyards in California's Napa Valley as a replacement to four-wheel drive tractors.

     Trail Grooming and Maintenance. Both the Posi-Track and Track Truck are used for maintaining trails such as snowmobile, cross-country ski, biking and hiking trails. The Company manufactures an attachment for the Track Truck and the Posi-Track DX 4530 which is designed to efficiently groom snowmobile trails and can also be used to groom cross-country ski trails. The Posi-Track is used with a mower attachment to clear and maintain trails for biking, hiking and other purposes. The Company believes the Track Truck has captured a significant portion of the United States snowmobile trail grooming equipment market since its introduction in 1985. The Posi-Track DX 4530 is currently being sold into some of the same markets and serves some of the same functions as the Track Truck.

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

     Wildlife Management. All Posi-Track models and the Track Truck are used in wildlife management by Federal agencies and the departments of natural resources of a number of states. The Posi-Track models are used to mow trails for wildlife and to mow clearings so that grass, clover and other vegetation needed for wildlife can grow. The Posi-Track MD and HD models are also used to clear cattails and other unwanted vegetation from swamps to provide access for feeding ducks and other waterfowl. Both vehicles are used in the management of controlled burning or the maintenance of fire lines to prevent the spread of forest fires and for access to remote sites for a variety of other purposes.

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

     The Company has been awarded a supply contract number for its Posi-Track MD and HD models under the General Service Administration which allows Federal governmental agencies to purchase the MD-70, MD 2800 and HD 4500 without going through a competitive bidding process.

     Other. The versatility of the Posi-Track MD and HD models has allowed for their use in areas where a typical skid-steer vehicle could not operate. A grain export company is using Posi-Track MD-70's in the hold of grain vessels to level the grain for proper weight distribution or before adding more cargo, eliminating many hours of hand labor.

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

     The Company began manufacturing the Track Truck in 1984. The current Track Truck model is the HPT 2800. The Company began manufacturing the Posi-Track Model MD-70 for sale in 1991. In July 1997, the Company began selling the Posi-Track HD 4500 series, which is larger than the MD-70 and has additional features not available on the current model MD-70. In October, the Company began selling the Posi-Track DX 4530 (previously named the HD 125), the largest of all the Posi-Track models produced. The DX 4530 has features not found on either the MD-70 or HD 4500 models. In August 1998, the Company began selling the Posi-Track MD 2800 series. The MD 2800 integrated the size, weight and operating capabilities of the Company's existing Model MD-70 Posi-Track with the maintenance-free undercarriage currently in use on the Company's HD 4500 and DX 4530 models.

     The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon, Kevlar and fiberglass rods. The MD 2800, HD 4500 and DX 4530 feature a maintenance-free suspension with no grease fittings, while the MD-70 and the Track Truck are built upon a suspension that requires periodic maintenance. The Posi-Track model MD-70 and MD 2800 and the Track Truck model HP 2800 each have a 70 horsepower, 4-cylinder Isuzu diesel engine and dual hydrostatic transmission and both can be equipped with an optional 4-cylinder Isuzu turbo diesel engine. The Posi-Track model HD 4500 utilizes John Deere engines available in either an 80 horsepower 4-cylinder diesel engine or a 115 horsepower 4-cylinder turbo diesel engine. The Posi-Track DX 4530 uses a 125 horsepower, 4-cylinder John Deere turbo diesel engine. The Company anticipates it will begin using engines manufactured by Perkins Engines, a subsidiary of Caterpillar, in its HD 4500 series Posi-Tracks in the second half of 1999.

     Posi-Track MD and HD Models.

     The Company believes the MD and HD model Posi-Tracks are ideal replacements to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. Their standard quick-attach mechanism enables them to operate the attachments used by skid-steers. The MD and HD model Posi-Tracks are also designed to be used with a dozer attachment. In addition, their three-point hitch and reversible seating allow them to function as a small tractor.

     The Posi-Track's weight is distributed over its two tracks, which have a ground surface of approximately 102 x 18 inches per track, which results in an average ground pressure of approximately 1.5 pounds per square inch for the MD-70, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as a Posi-Track. The HD 4500, which weighs approximately 2,000 pounds more than the MD-70, exerts ground pressure of approximately 2.6 pounds per square inch. The MD 2800 has as average ground pressure of that between the MD-70 and the HD 4500. The Posi-Track's low ground pressure allows it to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. The Posi-Track's low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.

     The MD and HD model Posi-Tracks are multi-purpose vehicles which the Company believes are attractive to customers principally because of their:

     o Size. The Posi-Track MD-70, the lightest of all Posi-Tracks, with a loader, weighs approximately 6,600 pounds and has an approximate ground pressure of less than 2 pounds per square inch. The Posi-Track HD 4500, with a loader, weighs approximately 8,500 pounds and has an approximate ground pressure of 3 pounds per square inch.

     o Features. The Posi-Track's loader includes a quick-attach mechanism which allows for use of a wide range of attachments, manufactured both by the Company and others such as a bucket, forklift, rake, mower and snowblower. The MD-70 and MD 2800 accept a category one three-point hitch, while the HD 4500 accepts a category two three-point hitch. A dozer blade and backhoe are also available for the MD and HD model Posi-Tracks.

     o Price. The current retail price of a Posi-Track MD-70 is approximately $34,700 for a base model and approximately $39,300 with a loader, bucket and quick-attach mechanism. Although the most common skid-steer vehicles have a slightly lower base price, comparably equipped skid-steers cost approximately the same as a Posi-Track MD-70. The current retail price of a Posi-Track MD 2800 is approximately $38,100 for a base model and approximately $42,700 with a loader, bucket and quick-attach mechanism. The current retail price of a Posi-Track HD 4500 is approximately $42,100 for a base model and approximately $47,700 with a loader, bucket and quick-attach mechanism.

     o Ease of Operation. The MD and HD model Posi-Tracks feature a reversible driver's seat which allows an operator to face either end of the vehicle for better control. All Posi-Track models are maneuverable and can easily turn in their own length.

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

     The Company believes the DX 4530 will be attractive to certain markets due to the following:

     o Maintenance-Free Suspension. The suspension of the DX 4530 is built on the same concept as that of the HD 4500 which has been designed so that it does not require periodic greasing of the bearings.

     o More Powerful Engine. The DX 4530 is powered by a 125 horsepower John Deere PowerTec turbo diesel engine.

     o User Friendliness. The DX 4530 has a larger, more spacious steel cab with many interior features found on pickup trucks, including high-back bucket seats, tilt and telescopic steering wheel and stereo cassette radio. The large amount of glass in the cab provides for good visibility. The DX 4530 incorporates the Company's patented Posi-Turn steering system which utilizes a steering wheel rather than levers to steer the vehicle.

     o Features. The DX 4530 comes standard with a quick-attach mechanism so it can accept a variety of attachments including brush cutters, backhoes, buckets, trenchers and dozer blades. It also has hydraulic controls mounted inside the cab to allow for the use of trail grooming attachments.

     The Company believes the DX 4530 can be sold into the snowmobile trail grooming market as well as those seeking a vehicle to access remote work sites, such as utilities, construction companies, real estate developers and governmental agencies. The retail price for the DX 4530 is $74,500. The Company began selling the DX 4530 through selected Posi-Track dealers in 1998.

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

     The Company believes that the Track Truck is a unique product and is attractive to customers principally because of its:

     o Size. The Track Truck is smaller and more maneuverable than other track-driven vehicles currently on the market. Each Track Truck is about the size of a pickup truck and weighs approximately 4,200 pounds.

     o Price. The current retail price of a Track Truck is approximately $43,000. The retail prices of other track-driven vehicles generally exceed $80,000.

     o Safety. The front wheels of the Track Truck stabilize it on steep grades and a roll-bar provides certified roll-over protection.

     o User Friendliness. The cab's structure and features, including a steering wheel instead of levers, are very similar to those of a pickup truck and are familiar to most users. The Track Truck is available with a radio and other features generally available on trucks. The front wheels stabilize the ride making it more comfortable than other tracked vehicles.

     The Company also sells options and accessories for the Track Truck. The options and accessories are either made and stocked at the Company"s manufacturing facility or manufactured by others to the Company's specifications and are integrated into the overall design of the Track Truck. For instance, the snowmobile trail groomer option comes attached to the Track Truck with the required controls placed in the climate controlled cab of the vehicle. Other options include a snow plow, trailer and van body style. The Company can also manufacture custom-designed units for specialty purposes. One such unit was built for use by airport fire-fighters and was equipped with a water pump, hoses and other fire-fighting equipment.

Sales and Marketing

     Prior to entering into its strategic alliance with Caterpillar in October 1998, the Company sold and distributed its Posi-Track MD and HD models primarily through independent construction and farm equipment dealers in the United States and limited areas of Canada and New Zealand. The Company also began distributing its DX 4530 through selected Posi-Track dealers in the United States during 1998.

     Subsequent to entering into its strategic alliance with Caterpillar, the Company's Posi-Track products will be distributed through Caterpillar's world-wide dealer network which consists of 195 dealers in approximately 200 countries. The Company intends to first distribute its Posi-Track products to Caterpillar dealers in North America and certain Caterpillar dealers in Canada and Australia. In the United States, there are 64 Caterpillar dealers representing approximately 400 dealer locations.

     As of October 1998 (prior to the Caterpillar transaction), the Company had 120 Posi-Track dealer locations. Between the time of the announcement of the Caterpillar transaction and March 1999, approximately 36 dealer locations have elected to no longer carry the Company's products. These 36 locations are comprised of eleven dealers who will no longer carry the Company's products and two dealers whose Posi-Track trade areas have been reduced. One of those dealers whose trade area has been reduced was the Company's largest customer for 1998. This dealer accounted for approximately 21% of the Company's net sales in 1998. This dealer is a Caterpillar dealer and their Posi-Track trade area was reduced as they were selling into the trade area of approximately nine other Caterpillar dealers.

     During that same time period of October 1998 through March 1999, the Company signed thirteen additional Caterpillar dealers to carry the Company's products representing 107 dealer locations. It is the Company's intent to continue meeting with Caterpillar dealers that currently do not carry the Company's products such that a majority of Caterpillar dealers in the United States will be Posi-Track dealers within 12-24 months. During that time period and beyond, the Company plans to pursue international Caterpillar dealers as sales demand and production capacity allows. It is the Company's intent to continue to sell to its non-Caterpillar dealers until such time as the Caterpillar dealer in that trade area is able to adequately represent the Posi-Track products. The Company believes its association with Caterpillar will provide the necessary dealer locations to adequately cover the available market.

     As of March 1998, the Company had 91 Posi-Track dealer locations and three Track Truck dealer locations. Of these figures, three Posi-Track dealer locations were located in Canada and one was located in New Zealand. As of March 1997, the Company had 48 Posi-Track dealer locations and two Track Truck dealer locations in the United States and one Posi-Track dealer location in Canada.

     The Company sells and distributes the Track Truck in the United States through three independent dealers as well as in-house sales and marketing efforts. Sales of the Company's products in geographic areas outside the above-mentioned areas are made on a direct basis through in-house sales and marketing efforts.

     The construction and farm equipment industries, in which the Posi-Track MD and HD models compete, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Posi-Track MD and HD models have generally been greater in the spring and summer while sales of the DX 4530 and the Track Truck have generally been greater in the fall.

     In 1998, the Company had sales to one dealer which totaled approximately 21% of the Company's net sales. In 1997, the Company had sales to two dealers (one of which was the dealer mentioned in the previous sentence) which totaled approximately 27% of the Company's net sales. In 1996, sales to these two dealers totaled approximately 21% of the Company's total net sales. The Company believes the loss of either of these dealers would not have a significant effect on its future operations as the Company believes new dealers could be obtained where these two dealers are located.

     As of March 22, 1999, the Company had orders for approximately $3.0 million of Posi-Track units and related accessories. As of March 16, 1998, the Company had pre-sold production of approximately $8.2 million. The Company believes the reason for the decrease in orders is due to the transition from selling its products primarily through an independent dealer network to the Caterpillar dealer network.

     The Company generally does not offer financing on its vehicles, but has arrangements with several finance companies to finance the sale of the Company"s vehicles to its dealers and end purchasers. The Company has an agreement with John Deere Credit whereby John Deere Credit will provide floor plan financing to the Company's Posi-Track dealers. For 1998, 1997 and 1996, approximately 8%, 10% and 9%, respectively, of the Company's sales were financed through John Deere Credit. Company financed sales were less than 1% of the Company's sales for the years 1996 through 1998.

     The agreement with John Deere Credit requires the Company to repurchase any units not paid for by the purchaser within the terms of the respective agreements. As of February 26, 1999, the total amount owed to John Deere Credit by dealers under the Company's agreement was approximately $1,311,000.

Competition

     The markets in which the MD and HD model Posi-Tracks compete are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand, which manufactures the Bobcat, Deere & Co. and Caterpillar Inc. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market.

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

Warranty

     The Company provides a limited warranty to purchasers of its products. The Posi-Track MD-70 warranty covers defects in materials and workmanship for a period of one year from the delivery date or 500 operating hours, whichever occurs first. The Posi-Track MD 2800 and HD 4500 warranty covers defects in materials and workmanship for a period of one year from the delivery date with no hour limit. The Track Truck and DX 4530 warranty covers defects in material or workmanship for a period of two years from the delivery date or 1,000 operating hours, whichever occurs first. Components which are not manufactured by the Company are subject only to the warranty of the manufacturer of the component.

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

     The Company owns the tooling used by outside vendors for manufacturing customized parts. While current vendors are meeting the Company's quality and performance expectations, the Company believes alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect the Company"s business. The Company believes that a change in suppliers for component parts could occur without material disruption of the Company's business.

Intellectual Property Rights

     In 1986, a patent was issued to the Company with respect to the Posi-Turn power steering system. The steering system was invented by Gary Lemke, President of the Company, and his rights with respect to the invention were assigned by him to the Company. In connection with the assignment, the Company did not pay any compensation to Mr. Lemke, but agreed that in the event the Company licenses any of its rights under the patent to others, Mr. Lemke would receive 25% of any royalties under such license. This royalty agreement was terminated in January 1999, with no consideration paid to Mr. Lemke.

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

Research and Development

     During the years ended December 31, 1998, 1997 and 1996, the Company spent approximately $319,000, $217,000 and $171,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models and enhancements to existing products.

Insurance

     The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the life of Mr. Lemke.

Employees

     As of March 22, 1999, the Company had 109 employees, one of whom is part-time. The Company's employees include four in management, 14 in administration, nine in sales and marketing and 82 in manufacturing and engineering. The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union.

Item 2. Description of Property

     The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20 year lease from the Grand Rapids Economic Development Authority (EDA). The Grand Rapids facility has been the Company"s primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $215,000, but can be reduced or forgiven over a remaining period of seven years if certain minimum employment levels are met and maintained during the applicable year.

     The Company's lease payments for its original 40,000 square foot facility remain unchanged and additional lease payments are being made for the added space. The original lease payments are approximately $38,000 per year for the period June 1997 through May 1999 and approximately $81,000 per year thereafter, payable monthly. The lease payments for the expanded portion of the facility are equal to the retirement of the $1.6 million debt incurred by the EDA to finance the expansion. The $1.6 million debt is comprised of two parts: a $750,000 loan with an interest rate of 4% per year and payments based upon a fully amortizing 20 year term; and an $850,000 loan with an interest rate of 9% per year and payments based upon a 20 year amortization and a balloon payment due January 1, 2003. Payments under the $750,000 portion are $4,585 per month and payments under the $850,000 portion are $7,725 per month, each of which began April 1, 1998. The lease has been recorded as a capital lease for financial statement and income tax purposes. The Company is responsible for all real estate taxes, utilities and insurance on the leased property.

     With the occupancy of its original facility in Grand Rapids in 1995, the Company became eligible to receive up to $200,000 of grant monies through the State of Minnesota over a three-year period, provided certain employment levels are attained. During 1998, the Company received the third and final year of grant monies available under this grant.

     In January 1998, the Company purchased a parcel of land consisting of 63 acres and six buildings with a total of 47,000 square feet, which it had previously rented for its research and development facility and for additional warehousing. The purchase price of this facility was $500,000, which was financed, in part, by the proceeds of approximately $150,000 from the sale of the Company's former production facility in Marcell, Minnesota. In addition the Company entered into a note payable with the seller for approximately $350,000 to be paid in two equal principal installments in January 1999 and January 2000, with interest payable quarterly at 8%.

     Prior to occupying the Grand Rapids facility, the Company's production and office facilities were located in Marcell, Minnesota. These facilities were sold to an unrelated party in December 1997 via a like-kind exchange.

     The Company also owned three acres of land and a 9,000 square foot building in Grand Rapids used for research and development and warehousing. This Grand Rapids property was acquired in 1990 from Company President, Gary Lemke, pursuant to a contract for deed. The land and building on this property were under agreement for sale to an unrelated party when the building was completely destroyed by fire in December 1997. The building and its contents were covered by insurance. In 1998, the Company constructed a new building on this site and the sale to the same unrelated party closed in March 1998 resulting in a gain of approximately $10,000, which was recognized in the first quarter of 1998.

     The Company believes that its properties are adequately covered by insurance.

Item 3. Legal Proceedings

     During its 1998 fiscal year, the Company was not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock has been traded on the Nasdaq National Market-SM- under the ticker symbol ASVI since February 26, 1997. Prior to that date, the Company's common stock had been traded on the Nasdaq Small Cap Market-SM- since the completion of its initial public offering, August 11, 1994. The following table sets forth sales price information for the periods indicated, as adjusted to reflect the Company's three-for-two stock splits, effective January 21, 1997 and May 15, 1998:

         Year Ended December 31, 1997             High             Low
         ----------------------------            ------           ------
         First Quarter                           $17.33           $10.83
         Second Quarter                           17.83            11.33
         Third Quarter                            22.00            16.00
         Fourth Quarter                           20.33            15.00

         Year Ended December 31, 1998             High             Low
         ----------------------------            ------           ------
         First Quarter                           $20.00           $14.50
         Second Quarter                           25.88            16.83
         Third Quarter                            26.38            14.13
         Fourth Quarter                           21.50            14.88

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

     As of March 22, 1999, the Company had approximately 266 holders of record of its Common Stock (not including beneficial holders). The Company believes it has in excess of 4,500 beneficial holders of its Common Stock.

Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

     (Dollar amounts in thousands,                                   Year ended December 31,
     except per share data)                         1998         1997          1996         1995         1994
     ---------------------------------------------------------------------------------------------------------
     Net Sales..............................      $ 39,019     $ 24,316     $ 12,266      $ 8,245      $ 4,806
     Net Income.............................         3,366        2,324          922          440          148
     Net Income Per Share-Diluted...........           .40          .28          .12          .06          .03
     Total Assets...........................        29,533       19,215       13,410        6,322        4,885
     Long-Term Liabilities..................         2,464        7,021        5,697          643           40
     Shareholders' Equity...................        19,515        9,957        6,287        5,078        4,609


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                       Year Ended December 31,
                                                     --------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------
      Net sales...................................   100.0%    100.0%    100.0%
      Cost of goods sold..........................    75.6      74.5      76.2
      Gross profit................................    24.4      25.5      23.8
      Selling, general & administrative expense...     8.9       9.2      10.8
      Operating income............................    14.7      15.4      11.6
      Interest expense............................     1.5       1.6       1.0
      Net income..................................     8.6       9.6       7.5

     Net Sales. Net sales for the year ended December 31, 1998 increased 60% to approximately $39,019,000 compared with 1997. The increase can be attributed to a combination of several factors. First, the Company expanded its network of Posi-Track dealers in 1998. Prior to the announcement of its agreement with Caterpillar in October 1998, the Company had approximately 120 dealer locations able to distribute its Posi-Track products compared with 91 at March 1998. Second, 1998 was the first full year of sales for the Company's HD 4500 series Posi-Track which accounted for approximately 75% of all units shipped in 1998. Sales of the HD 4500 series began in the third quarter of 1997. Third, the Company introduced the MD 2800 series in the third quarter of 1998, which accounted for approximately 19% of all units shipped in 1998. The Company believes the two additional model Posi-Tracks available for sale in 1998 and the maintenance-free undercarriage found on these models were responsible for the sales decrease of the MD-70 Posi-Track in 1998. Fourth, the Posi-Track model DX 4530 was available for the full year in 1998. 1998 sales of the Posi-Track DX 4530 increased approximately 47% over 1997. Conversely, sales of the Company's Track Truck decreased approximately 54% as customers purchased the DX 4530 instead of the Track Truck. Lastly, sales of service parts increased 80% in 1998 as the number of machines in service continues to increase. Also, sales of used equipment increased 67% in 1998 as the Company has been able to increase its used equipment offerings and devote additional marketing efforts towards its sale.

     Net sales for the year ended December 31, 1997 increased 98% compared with 1996 to approximately $24,316,000. This increase was due to the combination of increased sales of the Company's existing model Posi-Track, sales from the introduction of two new Posi-Track models, increased sales of parts and used equipment, offset in part by a decrease in Track Truck sales. Sales of the Company's existing model Posi-Track, the MD-70, and related accessories increased 61% in 1997, due primarily to the increase in the number of Posi-Track dealer locations and the increased market acceptance of the Posi-Track. At March 1998, the Company had 91 Posi-Track dealer locations, compared with 49 at March 1997. In 1997, the Company introduced two new Posi-Track models, the HD 4500 and the DX 4530 (previously referred to as the HD 125). The Company began selling the HD 4500 in the third quarter of 1997 and had sales related to this product of approximately $4,047,000, the majority of which occurred in the fourth quarter. The Company began selling the DX 4530 in the fourth quarter of 1997 and had sales related to this product of approximately $992,000 in 1997. Sales of parts, used equipment and other increased 93% compared with 1996, due primarily to a 126% increase in the sale of parts as the number of vehicles in service continues to increase. Sales of used equipment increased 20% as the Company had a greater selection of used equipment to sell and increased marketing efforts were devoted to the sale of used equipment. Track Truck related sales decreased 34%, or approximately $380,000, due to the introduction of the Posi-Track DX 4530, which serves some of the same markets as the Track Truck.

     Gross Profit. Gross profit for the year ended December 31, 1998 increased to approximately $9,531,000, or 24.4% of net sales, compared with approximately $6,202,000, or 25.5% of net sales in 1997. The increase in gross profit is due to the 60% increase in the Company's net sales for 1998. The gross profit percentage change was due to an increase resulting from the sale of models with higher gross margins more than offset by an increase in warranty expense and two additional factors. First, the Company incurred initial start up production costs related to its Model 2800 Series Posi-Track, primarily during the fourth quarter, as manufacturing changes were made to improve the overall product. Second, the Company experienced less retail sales as a percentage of its total net sales in 1998, thereby reducing its overall gross profit margin, as more of its product was sold through its dealer network in 1998 compared with 1997.

     For the twelve months ended December 31, 1997, gross profit increased to approximately $6,202,000, or 25.5% of net sales, compared with approximately $2,925,000, or 23.8% of net sales, in 1996. The increase in gross profit was due to the 98% increase in net sales for 1997. The increase in the gross profit percentage was due to several factors. First, the Company began selling the model HD 4500 Posi-Track in the second half of 1997, which carried a higher selling price than the average vehicle sold and also a higher gross profit margin. Second, the Company began selling the Posi-Track DX 4530, which also carried a higher selling price than the average vehicle sold, but also was primarily sold direct to the end user, rather than through the Posi-Track dealer network. Third, greater efficiencies were obtained in the production process as the number of units produced increased significantly in 1997.

     Selling, General and Administrative Expenses. For the twelve months ended December 31, 1998, selling, general and administrative expenses increased from approximately $2,230,000 in 1997 to $3,480,000 in 1998. As a percentage of net sales, however, these expenses decreased to 8.9% of net sales in 1998 from 9.2% of net sales in 1997. The increase in the expenses is due to increased sales and marketing efforts and increased administrative costs from increased employment levels. The increased sales and marketing costs are primarily from additional sales personnel hired in 1998 and increased advertising and promotion expenditures to expand the Company's dealer network. The decreased percentage of selling, general and administrative expenses is due to the Company closely managing its costs as sales volume increases.

     Selling, general and administrative expenses increased for the twelve months ended December 31, 1997 to approximately $2,230,000 compared with $1,330,000 for 1996. However, as a percentage of net sales, these expenses decreased from 10.8% in 1996 to 9.2% for 1997. The increase in the expenses was due to increased sales and marketing efforts, increased financial and legal related costs and increased administrative costs from increased employment levels. The increased sales and marketing costs were primarily from additional sales personnel hired in 1997 and increased advertising and promotion expenditures. The increase in financial and legal related costs were due primarily to a full twelve months of amortization of a financial consulting agreement in 1997 compared with one month in 1996, and the additional legal costs incurred as the Company continues to expand its operations. The decreased percentage of selling, general and administrative expenses was due to the Company closely managing its costs as sales volume increased.

     Research and Development. For the twelve months ended December 31, 1998, research and development expenses increased to approximately $319,000 compared with approximately $217,000 in 1997. The increase is due primarily to the introduction of the MD 2800 series Posi-Track in 1998 and enhancements to existing Posi-Track models.

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

     Interest Expense. Interest expense was approximately $576,000, or 1.5% of net sales, in 1998 compared with $399,000, or 1.6% of net sales, in 1997 and approximately $127,000, or 1.0% of net sales, in 1996. The increase in 1998 is due to the expansion of the Company's manufacturing facilities and the related debt thereon. In addition, in connection with the exchange by the holders of the Company's convertible debentures in the fourth quarter of 1998, the Company paid one additional quarter of interest to those who exchanged their debentures for common stock. This amount represented approximately $81,000 of additional interest expense in 1998. The increase in 1997 was due primarily to a full year of interest expense for the Company's $5,000,000 convertible debentures which were issued in October 1996. The remaining increase in 1997 is due to construction loan interest (net of amount capitalized) incurred for the expansion of the Company's manufacturing facility.

     Net Income. Net income for the twelve months ended December 31, 1998 was approximately $3,366,000, compared with approximately $2,324,000 in 1997 and $922,000 in 1996. The increases were due to increased sales and profitability on those sales, offset, in part, by increased operating expenses.

Liquidity and Capital Resources

     At December 31, 1998, the Company's working capital increased to approximately $17,416,000 from approximately $13,342,000 at December 31, 1997. This increase was due primarily to the increase in the Company's inventory and accounts receivable levels, offset, in part, by increases in accounts payable and borrowings on the Company's line of credit. The Company's sales during the fourth quarter of 1998 were approximately $3,290,000 less than the third quarter of 1998, as explained below. During the fourth quarter, the Company chose not to reduce its production levels, but instead, increased its finished goods. This decision, along with the overall increase in the Company's business activity, caused inventory levels to increase 61% from 1997. Accounts receivable increased as more of the Company's sales occurred in December in fourth quarter 1998 compared with fourth quarter 1997. With the decrease in fourth quarter 1998 sales, the Company began drawing on its line of credit, with the outstanding advances under the line totaling $3,535,000 at December 31, 1998. With the increase in the Company's overall volume, accounts payable increased approximately $1,439,000, or 98%, at December 31, 1998. Due to the exercise of certain stock options in the latter half of 1998, the Company had no liability for income taxes at December 31, 1998. In addition, the current portion of long-term liabilities increased approximately $219,000 due to the additional debt incurred for the Company's facility expansion and the acquisition of land and buildings for storage and to house the Company's research and development activities.

     At December 31, 1997, the Company had working capital of approximately $13,342,000, compared with approximately $10,510,000 at December 31, 1996. This increase is due to a combination of several factors. Inventory increased approximately $6,514,000 as the Company increased production of its original model Posi-Track and introduced two new models in 1997. Accounts receivable increased approximately $729,000 due to increased sales volume. The Company used cash and short-term investments of approximately $3,740,000 to finance these increases, along with increases in accounts payable and accrued expenses of approximately $808,000. The Company also funded approximately $1,079,000 of capital expenditures through cash flow generated from operations.

     On October 14, 1998, the Company entered into a Securities Purchase Agreement (the Agreement) with Caterpillar Inc. (Caterpillar). The Agreement was approved by the Company's shareholders on January 28, 1999 and closed January 29, 1999. Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's common stock and a warrant to purchase an additional 10,267,127 newly-issued shares of the Company's common stock at a price of $21.00 per share. Also under the terms of the Agreement, the Company's board of directors was increased from eight to ten with the additional two members appointed as designated by Caterpillar.

     In connection with entering into the Agreement, the Company and Caterpillar have entered into several ancillary agreements. These agreements provide the Company access to Caterpillar's dealer network and also make various management, financial and engineering resources from Caterpillar available to the Company following the closing. One of these agreements is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. Should the Company manufacture products that are eligible to be sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers.

     Following the closing, Caterpillar owns approximately 8.8% of the Company's outstanding common stock (assuming the exercise of all outstanding stock options and warrants) and will have the right to own up to approximately 52% of the Company's outstanding common stock (assuming the exercise of all outstanding stock options and warrants) upon exercise of the Warrant. The Company intends to use the proceeds from the initial sale of its shares for increasing production levels, advertising and marketing and general working capital purposes.

     It is the intent of the Company and Caterpillar to introduce the Company's Posi-Track products to Caterpillar's North American dealers as soon as practicable. With the signing and announcement of the Agreement with Caterpillar, certain of the Company's existing, non-Caterpillar dealers have been hesitant to place orders for the Company's products. Management believes these dealers are uncertain of their future status as Posi-Track dealers. Between the time of the announcement of the Caterpillar transaction and March 1999, approximately 36 dealer locations elected to no longer carry the Company's products. These 36 locations are comprised of eleven dealers who will no longer carry the Company's products and two dealers whose Posi-Track trade areas have been reduced. One of those dealers whose trade area has been reduced was the Company's largest customer for 1998. This dealer accounted for approximately 21% of the Company's net sales in 1998. This dealer is a Caterpillar dealer and their Posi-Track trade area was reduced as they were selling into the trade area of approximately nine other Caterpillar dealers.

     The Company's believes sales during the fourth quarter of 1998 were decreased primarily due to four main factors. First, during the time the Company was negotiating the Agreement with Caterpillar in the third quarter, the Company did not actively market new Posi-Track dealerships to non-Caterpillar dealers as the Company believed these new dealers would not choose to remain dealers when the Agreement was announced. Second, the Company believes there has been hesitancy on the part of existing Posi-Track dealers to place orders in light of the Caterpillar Agreement discussed above. Third, because the Agreement was entered into during the latter part of the year, the transition to Caterpillar dealers began when many Caterpillar dealers had already completed their annual purchasing cycles. Finally, the Company's largest customer cancelled orders for delivery of approximately $1.4 million of Posi-Track machines which were scheduled for shipment during the fourth quarter. The Company believes future sales to this Posi-Track dealer (also a Caterpillar dealer) may be reduced as this dealer is the authorized Posi-Track dealer for territory that overlaps nine existing Caterpillar dealers' trade areas. The Company believes the slow-down in orders is temporary and expects the order level to increase as additional Caterpillar dealers begin carrying the Posi-Track models. Although the Company has been working closely with Caterpillar to introduce the Posi-Track products to North American Caterpillar dealers as quickly as possible, the Company may experience a decrease in its sales volume while the Company proceeds through this transitional period with Caterpillar. The Company currently believes its first quarter 1999 sales will also be reduced for the same reasons mentioned above.

     In connection with the replacement of the Company's independent dealers with Caterpillar dealers, the Company has made arrangements with certain dealers to repurchase their existing inventory of Posi-Track products and transfer it to the new Caterpillar dealers. In some instances, it has been necessary for the Company to take possession of the inventory, rather than transferring it directly to the new Caterpillar dealer. In these situations, the Company will be responsible for re-marketing this inventory. The Company does not currently anticipate a material loss from the re-marketing of this inventory.

     As a result of the Transaction, the Company's near term revenues, profitability and other financial results are expected to be lower than if the Transaction were not announced or entered into. The decline is related to a number of factors, including (i) the commission to be paid to Caterpillar for sales made through Caterpillar's dealers, (ii) transition issues affecting orders from the preexisting non-Caterpillar affiliated dealers, and (iii) certain other costs of implementing the Transaction and the agreements contemplated by the Commercial Alliance Agreement. Over the longer term, however, management believes that the Company will be able to achieve improved financial results due to the Transaction and the Commercial Alliance Agreement.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

     Impact of the Year 2000 Issue. The Company has established a team to assess and address the possible exposures related to the Year 2000 ("Y2K") issue and is in the initial assessment phase. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not currently be Y2K compliant, but the Company expects it will be able to purchase Y2Y compliant versions by mid to late-calendar 1999, the cost of which is not expected to be material. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not currently be Y2K compliant are planned to be replaced as part of the Company's technology update strategy. None of these replacements have been accelerated in response to the Y2K issue and are not anticipated to have a material effect on the Company consolidated financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination to date have been expensed as incurred and have totaled less than $5,000.

     The Company intends to mail questionnaires to each of its significant vendors during the first quarter of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. It is anticipated this assessment will be completed during second quarter 1999. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor compliance which it anticipates to be by the end of second quarter 1999. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external systems Y2K issues are unknown at this time (other than immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

     Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, the assessment has not been completed and there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-K which are not historical facts are forward-looking statements including the statements regarding the Company's expected revenue, profitability and other financial results in 1999 and beyond, the Company's capital needs and the impact of and the Company's plans with respect to the year 2000. These forward looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses, the activities of competitors or the failure of the Company or third parties to adequately address issues relating to the year 2000. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.

Item 8. Financial Statements and Supplementary Data

     The following financial statements and financial schedules are attached as a separate section immediately following the signature page of the Annual Report on Form 10-K:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended December 31,
           1998, 1997 and 1996
         Consolidated Statements of Changes in Shareholders' Equity for the
           years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended December 31,
           1998, 1997 and 1996
         Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 11. Executive Compensation

     The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

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

         (a) (2)  Financial Statement Schedules

               The following items are attached as a separate section immediately following the financial statements included in this Annual Report on Form 10-K:

                  Report of Independent Certified Public Accountants on the Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

         (a)(3)   Exhibits

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

        3.2       Bylaws of the Company (a)

        4.1       Specimen form of the Company's Common Stock Certificate (a)

        4.3*      1994 Long-Term Incentive and Stock Option Plan (a)

        4.4       Form of Warrant issued to Summit Investment Corporation (b)

        4.6       Warrant issued to Leo Partners, Inc. on December 1, 1996 (d)

        4.7*      1996 Incentive and Stock Option Plan (e)

        4.8*      1996 Incentive and Stock Option Plan, as amended (f)

        4.9*      1998 Non-Employee Director Stock Option Plan (f)

        4.10 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

        4.11      Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

        4.12 Option Certificate dated as of October 14, 1998 between Caterpillar Inc and the Company (h)

        4.13 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

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

       10.3 Option Agreement dated July 14, 1994 between the EDA and the Company (b)

       10.4 Grant Contract dated July 1, 1994 between the Company and the IRRRB (b)

       10.5 Letter Credit Agreement dated September 15, 1994 between the Security State Bank of Hibbing and the Company (a)

       10.6 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (e)

       10.7 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (e)

       10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (e)

       10.9* Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

       10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (d)

       10.11 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

       10.12 First Amendment to Credit Agreement dated September 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

       10.13 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

       10.14 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company

       10.15 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company

       11         Statement re: Computation of Per Share Earnings

       22         List of Subsidiaries (a)

       23         Consent of Grant Thornton LLP, independent auditors

       27         Financial Data Schedule for the year ended December 31, 1998

----------
     (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33"61284C) filed July 7, 1994.

     (b) Incorporated by reference to the Company"s Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-61284C) filed August 3, 1994.

     (c) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (File No. 33-61284C) filed November 11, 1994.

     (d) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

     (e) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-25620) filed electronically August 13, 1997.

     (f) Incorporated by reference to the Company's Definitive Proxy Statement for the year ended December 31, 1997 (File No. 0-25620) filed electronically April 28, 1998.

     (g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

     (h) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically October 27, 1998.

     (i) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically February 11, 1999.

     *    Indicates management contract or compensation plan or arrangement.

     (b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed by the Company during the quarter ended December 31, 1998:

          Current Report on Form 8-K dated October 27, 1998 reporting under Item
          5. "Other Events" that on October14, 1998, the Company entered into a Securities Purchase Agreement with Caterpillar Inc. under which terms Caterpillar will acquire, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's common stock and a warrant to purchase an additional 10,267,127 newly-issued shares of the Company's common stock at $21.00 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  A.S.V., Inc.

              /s/ Gary Lemke                          Date: March 29, 1999
         -------------------------                    ---------------------
         By: Gary Lemke, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ Philip C. Smaby                                                 Date:  March 29, 1999
---------------------------------------------------------------            ---------------------
By: Philip C. Smaby, Chairman of the Board and Director


       /s/ Jerome T. Miner                                                 Date:  March 29, 1999
---------------------------------------------------------------            ---------------------
By: Jerome T. Miner, Vice-Chairman of the Board and Director


       /s/ Gary Lemke                                                      Date:  March 29, 1999
-----------------------------------------------------------------          ---------------------
By:  Gary Lemke, President and Director
       (Chief Executive Officer)


       /s/ Edgar E. Hetteen                                                Date:  March 29, 1999
---------------------------------------------------------------            ---------------------
By:  Edgar E. Hetteen, Vice President and Director


       /s/ James Dahl                                                      Date:  March 29, 1999
------------------------------------------------------------------         ---------------------
By: James Dahl, Director


       /s/ Leland T. Lynch                                                 Date:  March 29, 1999
----------------------------------------------------------------           ---------------------
By:  Leland T. Lynch, Director


       /s/ Karlin S. Symons                                                Date:  March 29, 1999
---------------------------------------------------------------            ---------------------
By: Karlin S. Symons, Director


       /s/ R. E. Turner, IV                                                Date:  March 29, 1999
-----------------------------------------------------------------          ---------------------
By: R. E. Turner, IV, Director


       /s/ Richard A. Benson                                               Date:  March 29, 1999
--------------------------------------------------------------             ---------------------
By: Richard A. Benson, Director


       /s/ Richard A. Cooper                                               Date:  March 29, 1999
--------------------------------------------------------------             ---------------------
By: Richard A. Cooper, Director


       /s/ Thomas R. Karges                                                Date:  March 29, 1999
--------------------------------------------------------------             ---------------------
By: Thomas R. Karges, Chief Financial Officer


                                  A.S.V., Inc.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997


ASSETS                                                                      1998           1997
                                                                         -----------   -----------
CURRENT ASSETS
 Cash and cash equivalents                                               $   308,565   $   316,599
 Short-term investments                                                      243,035     1,255,160
 Accounts receivable (net of allowance for doubtful accounts
    of $40,000 and $20,000 at December 31, 1998 and 1997)                  4,563,840     1,989,906
 Inventories                                                              18,776,758    11,674,027
 Prepaid expenses and other                                                  912,457       342,896
 Income taxes receivable                                                     163,989          --
                                                                         -----------   -----------
         Total current assets                                             24,968,644    15,578,588
                                                                         -----------   -----------
PROPERTY AND EQUIPMENT, NET                                                4,563,996     3,636,091
                                                                         -----------   -----------
                                                                         $29,532,640   $19,214,679
                                                                         ===========   ===========

         LIABILITIES AND
          SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Line of credit                                                          $ 3,535,000   $      --
 Current portion of long-term liabilities                                    219,417          --
 Accounts payable                                                          2,913,526     1,474,701
 Accrued liabilities
  Compensation                                                               281,055       180,349
  Warranties                                                                 400,000       200,000
  Other                                                                      204,017       180,248
 Income taxes payable                                                           --         201,674
                                                                         -----------   -----------
         Total current liabilities                                         7,553,015     2,236,972
                                                                         -----------   -----------
LONG-TERM LIABILITIES, less current portion
 Convertible debentures                                                         --       5,000,000
 Capital lease obligation                                                  2,289,114       717,859
 Construction loan                                                              --       1,302,749
 Note payable                                                                175,271          --
                                                                         -----------   -----------
                                                                           2,464,385     7,020,608
                                                                         -----------   -----------
COMMITMENTS AND CONTINGENCIES                                                   --            --
SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 11,250,000 shares authorized; no shares outstanding          --            --
  Common stock, 33,750,000 shares authorized; shares issued and
    outstanding  8,601,835 in 1998 and 7,518,310 in 1997                      86,018        75,183
 Additional paid-in capital                                               12,701,622     6,520,371
 Retained earnings                                                         6,727,600     3,361,545
                                                                         -----------   -----------
                                                                          19,515,240     9,957,099
                                                                         -----------   -----------
                                                                         $29,532,640   $19,214,679
                                                                         ===========   ===========


The accompanying notes are an integral part of these statements.

                                  A.S.V., Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  Years ended December 31, 1998, 1997 and 1996



                                                            1998          1997          1996
                                                        -----------   -----------   -----------

Net sales                                               $39,018,904   $24,315,591   $12,266,499

Cost of goods sold                                       29,487,983    18,113,910     9,341,860
                                                        -----------   -----------   -----------

     Gross profit                                         9,530,921     6,201,681     2,924,639
                                                        -----------   -----------   -----------

Operating expenses
 Selling, general and administrative                      3,479,911     2,230,399     1,329,705
 Research and development                                   319,324       216,888       171,340
                                                        -----------   -----------   -----------
                                                          3,799,235     2,447,287     1,501,045
                                                        -----------   -----------   -----------

     Operating income                                     5,731,686     3,754,394     1,423,594
                                                        -----------   -----------   -----------

Other income (expense)
 Interest expense                                          (576,224)     (398,589)     (127,069)
 Interest income                                             98,465       223,111        99,706
 Other, net                                                  92,128        74,641        63,278
                                                        -----------   -----------   -----------
                                                           (385,631)     (100,837)       35,915
                                                        -----------   -----------   -----------

     Income before income taxes                           5,346,055     3,653,557     1,459,509

Provision for income taxes                                1,980,000     1,330,000       538,000
                                                        -----------   -----------   -----------

     NET INCOME                                         $ 3,366,055   $ 2,323,557   $   921,509
                                                        ===========   ===========   ===========

Net income per common share
  Basic                                                 $       .43   $       .32   $       .13
                                                        ===========   ===========   ===========

  Diluted                                               $       .40   $       .28   $       .12
                                                        ===========   ===========   ===========

Weighted average number of common shares outstanding
  Basic                                                   7,764,504     7,366,117     7,181,537
                                                        ===========   ===========   ===========

  Diluted                                                 9,015,513     8,900,651     7,900,755
                                                        ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                                  A.S.V., Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996


                                         Common stock       Additional
                                     --------------------    paid-in      Retained
                                       Shares     Amount     capital      earnings      Total
                                     ----------  --------  ------------  ----------  -----------
Balance at December 31, 1995         7,145,788   $71,458   $ 4,889,805   $  116,479  $ 5,077,742

 Exercise of stock options              70,200       702        78,580            -       79,282

 Tax benefit from exercise of
  stock options                              -         -       196,000            -      196,000


 Warrant earned                              -         -        12,600            -       12,600

 Net income                                  -         -             -      921,509      921,509
                                     ---------   -------   -----------   ----------  -----------

Balance at December 31, 1996         7,215,988    72,160     5,176,985    1,037,988    6,287,133

 Exercise of stock options             302,322     3,023       174,186            -      177,209

 Tax benefit from exercise of
  stock options                              -         -     1,018,000            -    1,018,000


 Warrant earned                              -         -       151,200            -      151,200

 Net income                                  -         -             -    2,323,557    2,323,557
                                     ---------   -------   -----------   ----------  -----------

Balance at December 31, 1997         7,518,310    75,183     6,520,371    3,361,545    9,957,099

 Exercise of stock options and
  warrants                             456,248     4,562     1,281,722            -    1,286,284


 Tax benefit from exercise of
  stock options                              -         -       835,000            -      835,000


 Cost of shares retired                (54,535)     (545)   (1,074,186)           -   (1,074,731)

 Exchange of convertible
  debentures (net of costs of
  $5,667)                              681,812     6,818     4,987,515            -    4,994,333



 Warrant earned                              -         -       151,200            -      151,200

 Net income                                  -         -             -    3,366,055    3,366,055
                                     ---------   -------   -----------   ----------  -----------

Balance at December 31, 1998         8,601,835   $86,018   $12,701,622   $6,727,600  $19,515,240
                                     =========   =======   ===========   ==========  ===========

The accompanying notes are an integral part of these statements.

                                  A.S.V., Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                                                      1998          1997          1996
                                                                  ------------  -----------   -----------
Cash flows from operating activities:
 Net income                                                       $ 3,366,055   $ 2,323,557   $   921,509
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization                                      314,131       207,101       114,000
   Interest accrued on capital lease obligation                        50,242        46,056        46,417
   Deferred income taxes                                             (235,000)     (123,000)      (49,000)
   Warrant earned                                                     151,200       151,200        12,600
   Changes in assets and liabilities
     Accounts receivable                                           (2,573,934)     (728,678)     (523,905)
     Inventories                                                   (7,102,731)   (6,513,674)   (1,474,378)
     Prepaid expenses and other                                      (334,561)      (17,953)      (90,719)
     Accounts payable                                               1,438,825       695,092       600,227
     Accrued liabilities                                              324,475       112,949       255,355
     Income taxes                                                     469,337     1,020,720       165,363
                                                                  -----------   -----------   -----------
       Net cash used in operating activities                       (4,131,961)   (2,826,630)      (22,531)
                                                                  -----------   -----------   -----------
Cash flows from investing activities:
 Purchase of property and equipment                                  (564,208)   (1,065,802)     (232,231)
 Purchase of short-term investments                                         -      (746,985)   (2,269,753)
 Redemption of short-term investments                               1,012,125     1,761,578        50,000
                                                                  -----------   -----------   -----------
       Net cash provided by (used in) investing activities            447,917       (51,209)   (2,451,984)
                                                                  -----------   -----------   -----------
Cash flows from financing activities:
 Proceeds from convertible debenture                                        -             -     5,000,000
 Principal payments on long-term liabilities                          (64,876)      (25,265)            -
 Proceeds from exercise of stock options and warrants               1,286,284       177,209        79,282
 Retirement of common stock                                        (1,074,731)            -             -
 Proceeds from line of credit advances                              3,535,000             -             -
 Costs of exchanging convertible debentures                            (5,667)            -             -
                                                                  -----------   -----------   -----------
       Net cash provided by financing activities                    3,676,010       151,944     5,079,282
                                                                  -----------   -----------   -----------
       Net increase (decrease) in cash and cash equivalents            (8,034)   (2,725,895)    2,604,767
Cash and cash equivalents at beginning of period                      316,599     3,042,494       437,727
                                                                  -----------   -----------   -----------
Cash and cash equivalents at end of period                        $   308,565   $   316,599   $ 3,042,494
                                                                  ===========   ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                           $   613,337   $   350,072   $     1,867
 Cash paid for income taxes                                         1,745,663       432,280       452,110
                                                                  ===========   ===========   ===========

Supplemental disclosure of investing and financing activities:
 Assets acquired by incurring capital lease obligation            $   327,285   $ 1,302,749   $     7,444
 Assets acquired by incurring promissory note                         350,543             -             -
 Tax benefit from exercise of stock options                           835,000     1,018,000       196,000
 Issuance of common stock in exchange for convertible
    debentures                                                      5,000,000             -             -
                                                                  ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                                  A.S.V., Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Company designs and manufactures track-driven, all-season vehicles and related accessories and attachments in northern Minnesota. The Company sells its products through a national dealer network and also directly to the end user throughout the United States and internationally.

 In January 1999, the Company entered into an agreement with Caterpillar Inc., whereby the Company will begin selling to the Caterpillar dealer network (see note M).

 Principles of Consolidation
 ---------------------------

 The consolidated financial statements include the accounts of A.S.V., Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash Equivalents
 ----------------

 All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 1998 and 1997, the Company had cash equivalents of approximately $609,000 and $48,000, which consisted of a money market account. The fair value of these investments approximates cost.

 Short-Term Investments
 ----------------------

 The Company considers its short-term investments at December 31, 1998 and 1997 as "available for sale" and, therefore, states its short-term investments at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

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

 Warranties
 ----------

 Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

 Revenue Recognition
 -------------------

 Revenue is recognized when products are shipped.

 Advertising Expense
 -------------------

 Advertising is expensed as incurred. Advertising expense was $416,194, $320,545 and $200,656 for 1998, 1997 and 1996.

 Stock Options
 -------------

 The Company accounts for the issuance of stock options to employees using the intrinsic value method.

 Accounting Estimates
 --------------------

 The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the related amounts of revenues and expenses. Actual results could differ from those estimates.

 Reclassifications
 -----------------

 Certain of the 1997 amounts have been reclassified to conform with the presentation in the 1998 financial statements.

                                  A.S.V., Inc.

                        December 31, 1998, 1997 and 1996


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Net Income Per Common Share
 ---------------------------

 Basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share is computed by dividing net income, plus the interest expense (net of tax) applicable to the convertible debentures in the amount $233,213, $206,700 and $48,847 for 1998, 1997 and 1996, by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended December 31, 1998, 1997 and 1996, 1,251,009, 1,534,534 and 719,218 shares of common stock equivalents were included in the computation of diluted net income per share. Options to purchase 381,750, 381,750, and 782,250 shares of common stock with a weighted average exercise price of $18.33, $18.33 and $12.22 were outstanding at December 31, 1998, 1997 and 1996, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.


NOTE B -- SHORT-TERM INVESTMENTS

 Short-term investments consist primarily of a diversified portfolio of taxable governmental agency bonds. As of December 31, 1998 the security consists of an available for sale debt security which matures in the year 2000. At December 31, 1998 and 1997, the fair value of all short-term investments approximated cost. Therefore, net income equals comprehensive income.

NOTE C -- INVENTORIES

 Inventories consist of the following:

                                                    December 31,
                                            -------------------------
                                               1998           1997
                                            -----------    ----------
     Production parts and materials         $10,426,321    $7,776,128
     Finished goods and service parts         6,467,395     2,903,257
     Used equipment held for resale           1,883,042       994,642
                                            -----------   -----------
                                            $18,776,758   $11,674,027
                                            ===========   ===========

NOTE D -- PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

                                                   December 31,
                                            -------------------------
                                               1998           1997
                                             ----------    ----------
     Land                                    $  132,635    $   32,367
     Buildings and improvements               3,526,794     2,888,972
     Tooling                                    367,266       285,314
     Machinery and equipment                  1,209,941       970,289
     Vehicles                                   200,908       200,908
                                             ----------    ----------
                                              5,437,544     4,377,850

     Less accumulated depreciation              873,548       741,759
                                             ----------    ----------

                                             $4,563,996    $3,636,091
                                             ==========    ==========

NOTE E -- LINES OF CREDIT

 The Company has a $5,000,000 line of credit agreement with a bank which was due on demand. The interest rate was variable at prime less one half percent (7.25% as of December 31, 1998). As of December 31, 1998, there were advances of $3,535,000 outstanding under this line of credit. The line of credit was paid in January 1999.

                                  A.S.V., Inc.

                        December 31, 1998, 1997 and 1996


NOTE F -- LONG-TERM LIABILITIES

 Convertible Debentures
 ----------------------

 During 1996, the Company issued $5,000,000 of unsecured senior convertible debentures with interest payable quarterly at 6.5% and due October 15, 2006. The debentures were convertible at any time into the Company's common stock at $7.33 per share, approximately the fair market value of the stock at the time the debentures were sold.

 All convertible debentures were exchanged during November 1998. The Company issued 681,812 shares of common stock upon exchange of the debentures. A private investment partnership of which an ASV Board of Director member is the managing general partner held $1,000,000 of the convertible debentures. The Company incurred interest expense of approximately $74,000, $65,000 and $16,000 to the related party in 1998, 1997 and 1996.

 Capital Lease Obligation
 ------------------------

 The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority ("the City") over a twenty-year period commencing May 1995. Terms of the lease agreement provide for no rent in the first two years, rental payments of approximately $38,000 per year in years three and four and approximately $81,000 per year in years five through twenty. The Company has an option to purchase the facility at any time during the lease period for the present value of the remaining lease payments plus the purchase price of the land. The purchase price of the land is $215,000, but can be reduced if certain minimum employment levels are met and maintained.

 During 1997, the Company entered into a Supplemental Development Agreement with the City to provide financing for the expansion of its manufacturing facility. During the construction phase a construction loan was received from a bank with interest at 9%. At December 31, 1997, advances totaling $1,302,749 were outstanding on the construction loan. Advances of an additional $297,251 were received during 1998. After completion of the construction phase the loan was repaid in full through financing provided for under the Supplemental Development Agreement which is a supplement to the Company's existing lease.

 The agreement provides for additional lease payments which equal the debt service requirements of the City. A portion of the financing obtained by the City provides for a balloon payment of approximately $756,000 in January 2003. The additional annual lease payments are approximately $147,000 through January 2003. The lease with the City was extended to January 2018.

 Future minimum lease payments under this capital lease obligation at December 31, 1998 are as follows:

     1999                             $  210,369
     2000                                228,134
     2001                                228,134
     2002                                228,134
     2003                                892,208
     Thereafter                        1,801,950
                                      ----------
     Total payments                    3,588,929
     Amounts representing interest     1,255,659
                                      ----------

     Present value of minimum
     capitalized lease payments       $2,333,270
                                      ==========

 Assets and accumulated amortization related to the capital lease were $2,250,773 and $106,526 at December 31, 1998 and $620,739 and $41,258 at
 December 31, 1997.

 Notes Payable
 -------------

 On January 22, 1998, property was exchanged for property with a value of $149,457 and a promissory note for $350,543. The note is payable in two equal annual installments of $175,271 beginning January 22, 1999. Interest at 8% is payable quarterly.

                                  A.S.V., Inc.

                        December 31, 1998, 1997 and 1996


NOTE G -- PROVISION FOR INCOME TAXES

 The provision for income taxes consists of the following:

                               Year ended December 31,
                         ----------------------------------
                            1998         1997        1996
                         ----------   ----------   --------
  Current
   Federal               $1,984,000   $1,294,500   $520,500
   State                    231,000      158,500     66,500
                         ----------   ----------   --------
                          2,215,000    1,453,000    587,000
  Deferred                 (235,000)    (123,000)   (49,000)
                         ----------   ----------   --------
                         $1,980,000   $1,330,000   $538,000
                         ==========   ==========   ========

 Deferred income taxes relate to the tax effect of temporary differences as follows:

                                      December 31,
                                  ---------------------
                                    1998         1997
                                  --------     --------

   Accruals and reserves          $420,000     $201,200
   Other                            10,000       (6,200)

 The net deferred tax asset is included with prepaid expenses and other in the financial statements.

 The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                                     1998         1997       1996
                                     ----         ----       ----
 Statutory federal rate              34.0%        34.0%      34.0%
 State income taxes, net
    of federal benefit                2.6          2.6        3.0
 Other                                 .4          (.2)       (.1)
                                     ----         ----       ----
                                     37.0%        36.4%      36.9%
                                     ====         ====       ====

 The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.


NOTE H -- SHAREHOLDERS' EQUITY

 Stock Option Plans
 ------------------

 The Company's 1994 Long-Term Incentive and Stock Option Plan (the 1994 Plan) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees and independent contractors of the Company at an exercise price which is equal to the fair market value of the stock on the date of grant. Under the plan, the option term is fixed at the date of grant and may not exceed ten years for an incentive stock option or fifteen years for non-qualified stock options. In the year of adoption, the Company reserved 281,250 shares of common stock for issuance under this plan. Each year thereafter, one and one-half percent of the number of shares of the Company's common stock outstanding at the previous fiscal year end are available for issuance under the plan with a maximum of 1,125,000 shares available. Options awarded under the 1994 Plan are generally exercisable in 25% cumulative amounts beginning one year from the date of issuance.

 The Company's 1996 Stock Option Plan reserved 750,000 shares of its common stock. The Plan was amended in 1998 to increase the number of shares which may be issued under the plan to 2,250,000 shares of common stock. This plan has similar terms and vesting requirements as the 1994 Plan.

 Option transactions under the plans during each of the three years in the period ended December 31, 1998 are summarized as follows:

                                              Weighted
                                              Average
                                              Exercise
                                 Shares        Price
                               ---------      --------
     Outstanding at
       December 31, 1995         641,250         $ 1.40
          Granted                812,250          12.05
          Exercised              (70,200)          1.13
                               ---------         ------
     Outstanding at
       December 31, 1996       1,383,300           7.78
          Granted                464,250          17.70
          Exercised             (310,200)          1.01
          Canceled                (3,375)          3.11
                               ---------         ------
     Outstanding at
       December 31, 1997       1,533,975          12.07
          Granted                  9,375          16.55
          Exercised             (186,248)          4.40
                               ---------         ------
     Outstanding at
       December 31, 1998       1,357,102         $13.16
                               =========         ======

 A total of 54,535 shares were tendered in the exercise of options in 1998.

 At December 31, 1998, 1997 and 1996, 584,420, 418,913 and 393,863 options were exercisable with a weighted average exercise price of $11.46, $7.07 and $1.19.

                                  A.S.V., Inc.

                        December 31, 1998, 1997 and 1996


NOTE H -- SHAREHOLDERS' EQUITY
            Continued

 The following information applies to grants that are outstanding at December 31, 1998:

                                Options outstanding
                       ---------------------------------------
                                       Weighted-
                         Number         average     Weighted-
       Range of        outstanding     remaining     average
       exercise            at         contractual   exercise
       prices          period end        life         price
--------------------   -----------    -----------   ----------
  $  1.39 - $  2.08        51,788     2.3 years     $  1.50
     2.56 -    3.83        82,687     3.0 years        3.00
    12.17 -   18.25       840,877     4.9 years       12.52
              18.33       381,750     5.5 years       18.33
                       ----------
                        1,357,102

                                Options exercisable

                               Number              Weighted-
        Range of             exercisable           average
        exercise                 at                exercise
        prices                period end            price
----------------------       -----------           ---------
   $  1.39 - $  2.08             51,788             $ 1.50
      2.56 -    3.83             57,379               3.02
     12.17 -   18.25            379,815              12.36
               18.33             95,438              18.33
                               --------
                                584,420

   The weighted average fair values of the options granted during 1998, 1997 and 1996 are $9.62, $10.07 and $6.33. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1998, 1997 and 1996; zero dividend yield; expected volatility of 49.68%, 48.80% and 48.80%; risk-free interest rate of 5.37%, 5.90% and 6.16% and expected lives of 7.00, 6.56 and 5.56 years.

   The Company's pro forma net income and net income per common share for 1998, 1997 and 1996, had the fair value based method been used, are set forth below.

                                      1998         1997        1996
                                   ----------   ----------   --------

   Net income      As reported     $3,366,055   $2,323,557   $921,509
                   Pro forma        1,500,730    1,189,627    844,049

   Net income
     per common
     share
       Basic       As reported           $.43         $.32       $.13
                   Pro forma              .19          .16        .12

       Diluted     As reported           $.40         $.28       $.12
                   Pro forma              .19          .16        .11

   Stock Warrant
   -------------

   In connection with the Company's public offering, a warrant was issued to the Underwriter to purchase up to 270,000 shares of the Company's common stock at the exercise price of $1.73 per share. The warrant was exercised during 1998.

   Stock Split
   -----------

   On April 14, 1998, the Board of Directors authorized a three-for-two stock split to shareholders of record as of May 4, 1998. All share and per share information has been restated to reflect the stock split.

   Director Stock Option Plan
   --------------------------

   The Company adopted the 1998 Non-employee Director Stock Option Plan during 1998. The plan provides for the granting of stock options to directors who are not employees of the Company at an exercise price which is equal to the fair market value of the stock on the date of grant. Under the plan, the option term is fixed at five years. The plan reserved 450,000 shares of its common stock and has similar vesting requirements as the 1994 plan.

   The plan provides that each eligible director shall receive an option to purchase 15,000 shares on the first business day of each calendar year. However, in December 1998, the Board of Directors unanimously approved a resolution reducing the number of shares subject to the options to be granted under the plan in 1999 from 15,000 shares to 1,000 shares. As a result, each eligible director received an option to purchase 1,000 shares with an exercise price of $17.88 on January 4, 1999. The fair value of the options granted is $8.73. The fair value of each option grant is estimated on the date of grant using

                                  A.S.V., Inc.

                        December 31, 1998, 1997 and 1996

NOTE H -- SHAREHOLDERS' EQUITY
            Continued

   the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants: zero dividend yield; expected volatility of 49.68%; risk-free interest rate of 4.74% and expected life of five years.

   Shares Retired
   --------------

   During 1998, in connection with the exercise of stock options by employees and directors, the Company repurchased 54,535 shares of stock from various employees and directors of the Company for total consideration of $1,074,731. These shares had been held for longer than six months and were considered mature shares.

NOTE I -- CONSULTING AGREEMENT

   Effective December 1, 1996, the Company entered into a five-year consulting agreement and issued a warrant for the purchase of 337,500 shares of the Company's common stock at $7.33 per share, expiring December 1, 2006, in exchange for consulting services to be received over the term of the agreement. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant is exercisable and outstanding as of December 31, 1998.

   The fair value of the warrant granted is $2.24 per share and was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models with the following assumptions: zero dividend yield; risk-free interest rate of 6.3%; expected life of ten years; expected volatility of 48.8% and a marketability discount factor of 40.0%. The marketability discount factor was determined based upon no public market for the warrant and the limit on exercisability. Compensation costs are recognized evenly over the term of the consulting agreement.

NOTE J -- COMMITMENTS AND CONTINGENCIES

   Credit Arrangement
   ------------------

   The Company has entered into an agreement with a financing company (the "Creditor") whereby the Creditor extends credit to the Company's dealers to finance goods sold to the dealers. The agreement requires the Company to repurchase goods and pay the Creditor for the unpaid balance of the credit, along with repossession costs, in the event of default by dealers. As of December 31, 1998 and 1997, approximately $1,570,000 and $1,197,000 was outstanding in credit that had been extended to the Company's dealers.

   Risks and Uncertainties
   -----------------------

   The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with whom the Company conducts business, the Company's financial condition and results of operations could be adversely impacted.

NOTE K -- MAJOR CUSTOMERS

   During 1998, 20.6% of sales were made to one unaffiliated customer. At December 31, 1998, the accounts receivable from this customer was $87,765. In 1997 and 1996, 26.8% and 21.0% of sales were made to two unaffiliated customers, each accounting for over 10% of sales. At December 31, 1997 and 1996, the accounts receivable from these customers were $48,123 and $165,098.

   At December 31, 1998, the accounts receivable from three other customers represented 43.3% of total accounts receivable, each accounting for over 10% of accounts receivable. Sales to these customers did not exceed 10% individually.

NOTE L -- EMPLOYEE BENEFIT PLAN

   The Company has a 401(k) employee savings and profit sharing plan which provides for employee salary deferrals of up to $10,000 and discretionary Company contributions. The plan covers employees who have

                                  A.S.V., Inc.

                        December 31, 1998, 1997 and 1996


NOTE L -- EMPLOYEE BENEFIT PLAN
            Continued

   completed three months of service, as defined in the plan, and who have attained the age of 20 and one-half. Discretionary Company contributions for 1998, 1997 and 1996 were $28,863, $22,898 and $15,881.

NOTE M -- SUBSEQUENT EVENT

   A Securities Purchase Agreement (the Agreement) with Caterpillar Inc. was entered into on October 14, 1998 and subsequently closed on January 29, 1999. Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of common stock and a warrant to purchase an additional 10,267,127 newly issued shares of common stock at a price of $21.00 per share. The warrant is exercisable immediately and at any time over the next ten years, subject to partial termination in the event the Company achieves certain financial goals. As a result of the Agreement, the board of directors was increased from eight to ten members with the additional two members appointed by Caterpillar. In addition, the Agreement contains other provisions which allow Caterpillar to maintain its proportionate potential ownership and that restricts certain situations including acquisitions, loans and the payment of dividends, without approval of at least one of the Caterpillar designated members of the Board.

   The Company and Caterpillar have entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company's products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both the Company and Caterpillar.

   Upon closing, Caterpillar owned approximately 8.8% of the Company's outstanding common stock (assuming the exercise of all outstanding options and warrants) and will have the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

   The warrant issued to Caterpillar provides for a potential change of control. As a result, in accordance with the 1994 and 1996 stock option plans, all previously issued stock options become fully vested upon the closing of the transaction. As a result of the acceleration, the Company will reflect pro forma compensation of approximately $4,400,000 in its calculation of pro forma net income and pro forma net income per share for 1999.

   In connection with this transaction, the Company incurred expenses of approximately $328,000 as of December 31, 1998. The expenses are included in prepaid and other assets in the December 31, 1998 financial statements and will be offset against the proceeds for the issued shares at the close of the transaction.

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Board of Directors
A.S.V., Inc.

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the consolidated financial position of A.S.V., Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Minneapolis, Minnesota
February 17, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE
                                  -----------


Board of Directors
A.S.V., Inc.

         In connection with our audit of the consolidated financial statements of A.S.V., Inc. referred to in our report dated February 17, 1999, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 1998, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                 GRANT THORNTON LLP


Minneapolis, Minnesota
February 17, 1999

                           A.S.V., Inc. and Subsidiary
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1997 and 1996


                         Balance        Additions                    Balance
                        Beginning      Charged to                    End of
Accrued Warranty        of Period        Expense    Deductions (A)   Period
----------------        ---------      ----------   --------------   -------

1998                     $200,000      $1,197,973      $997,973      $400,000

1997                     $100,000        $451,316      $351,316      $200,000

1996                     $      -        $194,923       $94,923      $100,000



(A) Warranty credits issued

                                  EXHIBIT INDEX

Exhibit                                                                         Method of Filing
-------                                                                         ----------------

10.14    Management Services Agreement dated January 29, 1999
         between Caterpillar Inc. and the Company                          Filed herewith electronically

10.15    Marketing Agreement dated January  29, 1999 between
         Caterpillar Inc. and the Company                                  Filed herewith electronically

11       Statement re: Computation of Per Share Earnings                   Filed herewith electronically

23       Consent of Grant Thornton LLP, independent auditors               Filed herewith electronically

27       Financial Data Schedule for the year ended December 31, 1998      Filed herewith electronically
