Form 10-Q
period 1999-03-31
ASV INC /MN/
filed 1999-05-13
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of May 4, 1999 9,663,263 shares of the registrant's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,      December 31,
                                                                  1999            1998
                                                               -----------     -----------
                                                               (Unaudited)
                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents.............................      $ 3,536,252     $   308,565
   Short-term investments................................        3,759,418         243,035
   Accounts receivable, net..............................        6,062,114       4,563,840
   Inventories...........................................       26,145,086      18,776,758
   Prepaid expenses and other............................          687,366       1,076,446
                                                               -----------     -----------
              Total current assets                              40,190,236      24,968,644

Property and equipment, net..............................        4,608,689       4,563,996
                                                               -----------     -----------

              Total Assets                                     $44,798,925     $29,532,640
                                                               ===========     ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit........................................      $        --     $ 3,535,000
   Current portion of long-term liabilities..............          245,298         219,417
   Accounts payable......................................        3,239,883       2,913,526
   Accrued liabilities
     Compensation........................................          169,146         281,055
     Warranties..........................................          400,000         400,000
     Other...............................................          397,044         204,017
   Income taxes payable..................................           85,747              --
                                                               -----------     -----------
              Total current liabilities                          4,537,118       7,553,015
                                                               -----------     -----------

LONG-TERM LIABILITIES, less current portion..............        2,255,065       2,464,385
                                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES............................               --              --

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding.............................               --              --
     Common stock, 33,750,000 shares authorized;
       9,639,312 shares issued and outstanding in 1999;
       8,601,835 shares issued and outstanding in 1998...           96,393          86,018
   Additional paid-in capital............................       30,533,802      12,701,622
   Retained earnings.....................................        7,376,547       6,727,600
                                                               -----------     -----------
                                                                38,006,742      19,515,240
                                                               -----------     -----------
              Total Liabilities and Shareholders' Equity       $44,798,925     $29,532,640
                                                               ===========     ===========

See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   Three months ended March 31, 1999 and 1998

                                                              1999             1998
                                                           ------------     ------------
Net sales.............................................     $  8,462,645     $  9,028,838

Cost of goods sold....................................        6,225,518        6,770,995
                                                           ------------     ------------

         Gross profit.................................        2,237,127        2,257,843

Operating expenses:
   Selling, general and administrative................        1,113,159          808,195
   Research and development...........................          108,208           98,449
                                                           ------------     ------------

         Operating income.............................        1,015,760        1,351,199

Other income (expense)
   Interest expense...................................          (65,903)        (128,946)
   Other, net.........................................           84,090           34,585
                                                           ------------     ------------

         Income before income taxes...................        1,033,947        1,256,838

Provision for income taxes............................          385,000          465,000
                                                           ------------     ------------

         NET INCOME...................................     $    648,947     $    791,838
                                                           ============     ============

Net income per common share:

     Basic............................................     $        .07     $        .11
                                                           ============     ============

     Diluted *........................................     $        .07     $        .09
                                                           ============     ============

Weighted average number of common shares outstanding:

     Basic............................................        9,314,156        7,528,733
                                                           ============     ============

     Diluted *........................................        9,679,889        8,918,682
                                                           ============     ============


* Includes add back of after-tax effect of interest expense for convertible debentures for 1998.


See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 1998

                                                                     1999            1998
                                                                 ------------     ----------
Cash flows from operating activities:
   Net income..............................................      $    648,947     $  791,838
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation........................................            85,500         75,000
       Interest accrued on capital lease obligation........            12,072         11,514
       Deferred income taxes...............................           (30,000)       (35,000)
       Effect of warrant earned............................            37,800         37,800
       Changes in assets and liabilities:
         Accounts receivable...............................        (1,498,274)      (695,654)
         Inventories.......................................        (7,368,328)      (984,571)
         Prepaid expenses and other........................           419,080         22,836
         Accounts payable..................................           326,357        860,033
         Accrued expenses..................................            81,118         84,304
         Income taxes payable..............................           235,747        306,250
                                                                 ------------     ----------
Net cash provided by (used in) operating activities........        (7,049,981)       474,350
                                                                 ------------     ----------

Cash flows from investing activities:
   Purchase of property and equipment......................          (130,193)      (165,613)
   Purchase of short-term investments......................        (3,516,383)            --
   Redemption of short-term investment.....................                --        250,142
                                                                 ------------     ----------
Net cash provided by (used in) investing activities........        (3,646,576)        84,529
                                                                 ------------     ----------

Cash flows provided by financing activities:
   Principal payments on line of credit....................        (3,535,000)            --
   Principal payments on long-term liabilities.............          (195,511)        (9,475)
   Proceeds from sale of common stock and warrant, net of
      offering costs.......................................        17,551,558             --
   Proceeds from exercise of stock options.................           139,109         57,167
   Retirements of common stock.............................           (35,912)            --
                                                                 ------------     ----------
Net cash provided by financing activities..................        13,924,244         47,692
                                                                 ------------     ----------

Net increase in cash and cash equivalents..................         3,227,687        606,571

Cash and cash equivalents at beginning of period...........           308,565        316,599
                                                                 ------------     ----------

Cash and cash equivalents at end of period.................      $  3,536,252     $  923,170
                                                                 ============     ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest..................................      $     83,063     $  117,845
   Cash paid for income taxes..............................            15,264        193,750

Supplemental disclosure of non-cash investing and
  financing activities:
   Tax benefit from exercise of stock options..............      $    150,000     $   60,000
   Assets acquired by incurring long-term liabilities......                --        647,794


See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

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

Reclassifications

     Certain 1998 amounts have been reclassified to conform with the presentation in the 1999 financial statements.

NOTE 2.    SHAREHOLDERS' EQUITY

     On October 14, 1998, the Company entered into a Securities Purchase Agreement (the Agreement) with Caterpillar Inc. The Agreement was approved by the Company's shareholders on January 28, 1999 and subsequently closed on January 29, 1999. Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of common stock and a warrant to purchase an additional 10,267,127 newly issued shares of common stock at a price of $21.00 per share. The warrant is exercisable immediately and at any time over the next ten years, subject to partial termination in the event the Company achieves certain financial goals. As a result of the Agreement, the board of directors was increased from eight to ten members with the additional two members appointed by Caterpillar. In addition, the Agreement contains other provisions which allow Caterpillar to maintain its proportionate potential ownership and that restricts certain situations including acquisitions, loans and the payment of dividends, without approval of at least one of the Caterpillar designated members of the Board.

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

     Upon closing, Caterpillar owned approximately 8.8% of the Company's outstanding common stock (assuming the exercise of all outstanding options and warrants). Caterpillar will have the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

     The warrant issued to Caterpillar provides for a potential change of control. As a result, in accordance with the 1994 and 1996 stock option plans, all previously issued stock options became fully vested upon the closing of the transaction. As a result of the acceleration, the Company will reflect pro forma compensation of approximately $4,400,000 in its calculation of pro forma net income and pro forma net income per share for 1999, in accordance with pro forma disclosures required by Statement of Financial Accounting Standard No. 123 - "Accounting for Stock Based Compensation".

     In connection with the Agreement, the Company incurred expenses of approximately $448,000, which were offset against the proceeds for the issued shares.

                                  A.S.V., INC.

                                 March 31, 1999

                                   (Unaudited)

NOTE 3.  CONTINGENCY

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

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                       1999             1998
                                                       ----             ----
   Net sales......................................    100.0%           100.0%
   Cost of goods sold.............................     73.6%            75.0
   Gross profit...................................     26.4%            25.0
   Selling, general and administrative expenses...     13.2%             9.0
   Operating income...............................     12.0%            15.0
   Interest expense...............................      0.8%             1.4
   Net income.....................................      7.7%             8.8

     Net Sales. For the three months ended March 31, 1999, net sales were approximately $8,463,000, a decrease of six percent compared with the three months ended March 31, 1998. This decrease was due to the reduced sales of Posi-Track vehicles and related accessories due to the continued transition of distributing the Posi-Track through a primarily independent dealer network to the Caterpillar dealer network. As of April 23, 1999, the Company has a total of 24 Caterpillar dealers selling Posi-Tracks. Of these 24 dealers, who have 154 locations, 21 are located in the United States, which represents one-third of all U.S. Caterpillar dealers. The Company's total dealer location count is approximately 200, compared with approximately 100 at this time last year. Sales of parts, used equipment and other items increased 39% for the three month period ended March 31, 1999 as compared with 1998. This increase was due in part to a 65% increase in the sale of parts as the number of vehicles in the field has increased. Also, the Company recognized net sales of approximately $665,000 in the first quarter of 1999 for the final subcontract work performed on a military contract.

     Gross Profit. Gross profit for the three months ended March 31, 1999 was approximately $2,237,000 compared with approximately $2,258,000 in 1998. However, the gross profit percentage increased from 25.0% in 1998 to 26.4% in 1999. The increased gross profit percentage can be attributed to a greater number of units produced in 1999, which resulted in lower fixed costs per unit, and also improved inventory management.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $808,000, or 9.0% of net sales in 1998, to approximately $1,113,000, or 13.2% of net sales in 1999. These increases are due primarily to increased marketing costs as well as higher compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. In addition, with the closing of the Commercial Alliance Agreement with Caterpillar Inc., the Company began paying a commission to Caterpillar for sales to Caterpillar dealers as of January 29, 1999. This commission accounted for slightly over one-half of the percentage increase in selling, general and administrative expenses.

     Research and Development. Research and development expenses increased from approximately $98,000 in 1998 to approximately $108,000 in 1999. The increase is due to the Company devoting more resources to future product alternatives.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     Interest Expense. Interest expense decreased from approximately $129,000 for the first quarter of 1998 to approximately $66,000 for the first quarter of 1999. The decrease was the net effect of two factors. First, the Company's convertible debentures were exchanged for common stock in the fourth quarter of 1998, eliminating future interest expense on the debentures. Second, the Company utilized its line of credit during the month of January, prior to the closing of the Caterpillar transaction, to fund operations.

     Net Income. Net income for the first quarter of 1999 was approximately $649,000, as compared with approximately $792,000 for the first quarter of 1998. The decrease in 1999 resulted primarily from slightly reduced sales and increased operating expenses, offset in part by an increased gross profit percentage and decreased interest expense.

Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of approximately $35,653,000 compared with working capital of approximately $17,416,000 at December 31, 1998, an increase of approximately $18,237,000. This increase was due to the sale of common stock and warrant to Caterpillar Inc. in January 1999 for $18 million. The Company used these proceeds primarily to pay off its line of credit and fund current operations. During the transition to Caterpillar dealers, the Company chose not to reduce its production levels, but instead, increased its finished goods. This decision, along with the repurchase of certain inventory from current and former dealers, caused inventory levels to increase 39% compared with December 31, 1998. Accounts receivable increased as extended terms have been offered to certain dealers. Also, approximately $665,000 was invoiced in March 1999 for the final subcontract work performed on a military contract.

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

     In connection with entering into the Agreement, the Company and Caterpillar have entered into several ancillary agreements. These agreements provide the Company access to Caterpillar's dealer network and also make various management, financial and engineering resources from Caterpillar available to the Company following the closing. One of these agreements is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. Should the Company manufacture products that are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers.

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

     The Company believes its sales during the first quarter of 1999 decreased due to the factors discussed above. In addition, several Caterpillar dealers have chosen to wait until they have received training on the Posi-Track from factory representatives before placing significant orders. The Company is in the process of providing this training. The Company believes the slow-down in sales is temporary and expects the order level to increase as additional Caterpillar dealers receive training and begin carrying the Posi-Track models. Although the Company has been working closely with Caterpillar to introduce the Posi-Track products to North American Caterpillar dealers as quickly as possible, the Company may experience a decrease in its sales volume while the Company proceeds through this transitional period with Caterpillar.

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

     As a result of the transaction, the Company's near term revenues, profitability and other financial results are expected to be lower than if the transaction were not entered into. The decline is related to a number of factors, including (i) the commission to be paid to Caterpillar for sales made to Caterpillar dealers, (ii) transition issues affecting orders from the preexisting non-Caterpillar affiliated dealers, and (iii) certain other costs of implementing the Transaction and the agreements contemplated by the Commercial Alliance Agreement. Over the longer term, however, management believes that the Company will be able to achieve improved financial results due to the Transaction and the Commercial Alliance Agreement.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

     Impact of the Year 2000 Issue. The Company has established a team to assess and address the possible exposures related to the Year 2000 ("Y2K") issue and is in the initial assessment phase. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not currently be Y2K compliant, but the Company expects it will be able to purchase Y2K compliant versions by mid to late-calendar 1999, the cost of which is not expected to be material. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not currently be Y2K compliant are planned to be replaced as part of the Company's technology update strategy. None of these replacements have been accelerated in response to the Y2K issue and are not anticipated to have a material effect on the Company consolidated financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination to date have been expensed as incurred and have totaled less than $5,000.

     The Company mailed questionnaires to its significant vendors during the first quarter of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. It is anticipated this assessment will be completed during second quarter 1999. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor compliance which it anticipates to be by the end of second quarter 1999. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external systems Y2K issues are unknown at this time (other than immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

     Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, the assessment has not been completed and there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

     The statements set forth above under "Liquidity and Capital Resources" in this Form 10-Q which are not historical facts are forward-looking statements including the statements regarding the Company's expected revenue, profitability and other financial results in 1999 and beyond, the Company's capital needs and the impact of and the Company's plans with respect to the year 2000. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses, the activities of competitors or the failure of the Company or third parties to adequately address issues relating to the year 2000. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 29, 1999 (the "Closing Date"), the Company sold to Caterpillar Inc., in a cash transaction for an aggregate purchase price of $18,000,000, one million newly-issued shares of the Company's Common Stock and a warrant (the "Warrant") to purchase an additional 10,267,127 newly-issued shares of the Company's Common Stock at an exercise price of $21.00 per share. The Common Stock and Warrant were sold pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions incurred for the sale of the Common Stock and Warrant. The Warrant is exercisable at any time from the Closing Date until the tenth anniversary of the Closing Date, except that it may expire with respect to a portion of the shares in the event the Company meets certain revenue levels and certain other conditions are met.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of A.S.V., Inc. was held on January 28, 1999. The following matter was presented for vote by the shareholders:

         Approval of the Securities Purchase Agreement dated October 14, 1998 between A.S.V., Inc. and Caterpillar Inc. and the transactions contemplated thereunder, including the issuance and sale to Caterpillar Inc. of 1,000,000 shares of Common Stock of A.S.V., Inc., par value $.01 per share and a warrant to purchase 10,267,127 shares of Common Stock and the issuance of Common Stock upon exercise of the warrant.

     Shareholders approved the above matter with a vote of 6,105,670 votes for, 68,114 votes against and 15,653 shares abstaining.

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

 4.1       Specimen form of the Company's Common Stock Certificate (a)

 4.3 *     1994 Long-Term Incentive and Stock Option Plan (a)

 4.4       Form of Warrant issued to Summit Investment Corporation (b)

 4.6       Warrant issued to Leo Partners, Inc. on December 1, 1996 (d)

 4.7 *     1996 Incentive and Stock Option Plan (e)

 4.8 *     1996 Incentive and Stock Option Plan, as amended (f)

 4.9 *     1998 Non-Employee Director Stock Option Plan (f)

 4.10 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

 4.11      Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

 4.12 Option Certificate dated as of October 14, 1998 between Caterpillar Inc and the Company (h)

 4.13 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

 10.1 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board ('IRRRB'), the Grand Rapids Economic Development Agency ('EDA') and the Company (b)

 10.2 Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)

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

10.10 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (d)

10.11 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

10.12 First Amendment to Credit Agreement dated September 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

10.13 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

10.14 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

10.15 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

11         Statement re: Computation of Per Share Earnings

22         List of Subsidiaries (a)

27         Financial Data Schedule for the three months ended March 31, 1999
----------
(a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

(h) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically October 27, 1998.

(i) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically February 11, 1999.

(j) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-25620) filed electronically March 26, 1999.

*    Indicates management contract or compensation plan or arrangement.

(b)     Reports on Form 8-K

     The following Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 1999:

     Current Report on Form 8-K dated February 10, 1999 reporting under Item 5. "Other Events" that on January 29, 1999, A.S.V., Inc. closed a transaction (the "Transaction") with Caterpillar Inc. ("Caterpillar") whereby the following events occurred: (i) Caterpillar purchased 1,000,000 newly issued shares of the Registrant's Common Stock, par value $.01 per share (the " Common Stock"); (ii) the Registrant canceled an outstanding option issued to Caterpillar (the "Option") to purchase 1,579,000 shares of the Registrant's Common Stock (the "Option Shares") at an exercise price of $18.00 per share; (iii) the Registrant issued to Caterpillar a warrant (the "Warrant") to purchase up to 10,267,127 shares of the Registrant's Common Stock (the "Warrant Shares") at an exercise price of $21.00 per share; (iv) the Board of Directors of the Registrant increased the number of seats constituting the Board of Directors by two, fixing the total number of such seats of the Board of Directors at ten, and appointed, as designated by Caterpillar, Richard A. Benson and Richard A. Cooper to fill the two newly created vacancies; and (v) Caterpillar delivered to the Registrant, by wire transfer, consideration for the Transaction of $18,000,000 (the "Cash Consideration").

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     A.S.V., Inc.


Dated: May 13, 1999                 By /s/ Gary Lemke
                                       -------------------------
                                       Gary Lemke
                                       President


Dated: May 13, 1999                 By /s/ Thomas R. Karges
                                       -------------------------
                                       Thomas R. Karges
                                       Chief Financial Officer
                                       (principal financial and
                                        accounting officer)

                                  EXHIBIT INDEX

Exhibit                                                        Method of Filing
-------                                                        ----------------
 11      Statement re: Computation of Per Share Earnings  Filed herewith electronically

 27      Financial Data Schedule                          Filed herewith electronically