Form 10-Q
period 1999-06-30
ASV INC /MN/
filed 1999-08-09
CIK 926763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                        Commission file number: 0-25620

                                 A.S.V., Inc.
            (Exact name of registrant as specified in its charter)



           Minnesota                                    41-1459569
    -----------------------                    --------------------------
State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation of organization

          840 Lily Lane
          P.O. Box 5160
      Grand Rapids, MN 55744                         (218) 327-3434
      ----------------------                 -----------------------------
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

     As of August 2, 1999, 9,681,251 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          June 30,     December 31,
     ASSETS                                                1999           1998
                                                        -----------    -----------
                                                        (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents...........................   $    58,922    $   308,565
 Short-term investments..............................     2,749,164        243,035
 Accounts receivable, net............................     6,653,235      4,563,840
 Inventories.........................................    30,511,759     18,776,758
 Prepaid expenses and other..........................       921,881      1,076,446
                                                        -----------    -----------
   Total current assets..............................    40,894,961     24,968,644

PROPERTY AND EQUIPMENT, net..........................     4,699,693      4,563,996
                                                        -----------    -----------

       TOTAL ASSETS..................................   $45,594,654    $29,532,640
                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   ..................................................
 Line of credit......................................    $   95,000    $ 3,535,000
 Current portion of long-term liabilities............       256,567        219,417
 Accounts payable....................................     2,955,023      2,913,526
 Accrued liabilities
  Compensation.......................................       207,036        281,055
  Warranties.........................................       400,000        400,000
  Commission.........................................       238,000             --
  Other..............................................       228,705        204,017
 Income taxes payable................................       125,747            --
                                                         ----------   ------------
       Total current liabilities.....................     4,506,078      7,553,015
                                                         ----------   ------------

LONG-TERM LIABILITIES, less current portion..........     2,235,736      2,464,385
                                                         ----------   ------------
COMMITMENTS AND CONTINGENCIES........................            --             --

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 11,250,000 shares authorized;
  no shares outstanding..............................            --             --
  Common stock, 33,750,000 shares authorized;
   9,673,539 shares issued and outstanding in 1999;
   8,601,835 shares issued and outstanding in 1998...        96,735         86,018

 Additional paid-in capital..........................    30,690,863     12,701,622
 Retained earnings...................................     8,065,242      6,727,600
                                                         ----------     ----------
                                                         38,852,840     19,515,240
                                                         ----------     ----------

  Total Liabilities and Shareholders' Equity.........   $45,594,654    $29,532,640
                                                        ===========    ===========


See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                   Three Months Ended            Six Months Ended
                                        June 30,                      June 30,
                                -------------------------  --------------------------
                                   1999           1998        1999          1998
                                ----------    -----------  ------------  ------------
Net sales.....................  $9,064,173   $10,484,279   $17,526,818   $19,513,117

Cost of goods sold............   6,645,345     7,923,015    12,870,863    14,694,010
                                ----------   -----------   -----------   -----------

     Gross profit.............   2,418,828     2,561,264     4,655,955     4,819,107

Operating expenses:
  Selling, general and
   administrative.............   1,252,499       942,703     2,365,658     1,750,898
   Research and development...     155,176       105,088       263,384       203,537
                                 ---------       -------     ---------     ---------

     Operating income.........   1,011,153     1,513,473     2,026,913     2,864,672

Other income (expense)

  Interest expense............     (60,229)     (126,579)     (126,132)     (255,525)
  Other, net..................      62,771       105,185       146,861       139,770
                                 ---------     ---------     ---------     ---------
      Income before income
      taxes...................   1,013,695     1,492,079     2,047,642     2,748,917

Provision for income taxes....     325,000       565,000       710,000     1,030,000
                                ----------    ----------    ----------    ----------

  NET INCOME..................  $  688,695    $  927,079    $1,337,642    $1,718,917
                                ==========    ==========    ==========    ==========

Net income per common share

  Basic.......................        $.07          $.12          $.14          $.23
                                      ====          ====          ====          ====

  Diluted *...................        $.07          $.11          $.14          $.20
                                      ====          ====          ====          ====

Weighted average number of
common shares outstanding

  Basic.......................   9,662,264     7,538,225     9,488,210     7,533,479
                                ==========     =========     =========     =========

  Diluted *...................  10,081,662     9,031,745     9,880,775     8,975,213
                               ===========     =========     =========     =========

* Includes add back of after-tax effect of interest expense for convertible debentures for 1998.

See notes to consolidated financial statements.

                                  A.S.V., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                    Six months ended June 30, 1999 and 1998

                                                                   1999            1998
                                                              ------------    -------------
Cash flows from operating activities:
 Net income...............................................    $  1,337,642    $   1,718,917
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation...........................................         171,000          150,000
   Interest accrued on capital lease obligation...........          24,144           23,028
   Deferred income taxes..................................         (65,000)        (100,000)
   Effect of warrant earned...............................          75,600           75,600
   Changes in assets and liabilities:
     Accounts receivable..................................      (2,089,395)        (777,376)
     Inventories..........................................     (11,735,001)      (2,076,960)
     Prepaid expenses and other...........................         219,565           26,289
     Accounts payable.....................................          41,497        1,285,669
     Accrued expenses.....................................         188,669          238,226
     Income taxes payable.................................         300,747          106,250
                                                              ------------       ----------
Net cash provided by (used in) operating activities.......     (11,530,532)         669,643
                                                              ------------       ----------

Cash flows from investing activities:
 Purchase of property and equipment.......................        (306,697)        (299,543)
 Purchase of short-term investments.......................      (3,509,129)              --
 Redemption of short-term investments.....................       1,003,000          764,583
                                                                ----------         --------
Net cash provided by (used in) investing activities.......      (2,812,826)         465,040
                                                                ----------         --------

Cash flows from financing activities:
  Principal payments on line of credit....................      (3,440,000)              --
 Principal payments on long-term liabilities..............        (215,643)         (25,719)
  Proceeds from sale of common stock and warrant, net of
    offering costs........................................      17,551,105               --
 Proceeds from exercise of stock options..................         547,321           57,165
 Retirements of common stock..............................        (349,068)              --
                                                               -----------       ----------
Net cash provided by financing activities.................      14,093,715           31,446
                                                               -----------       ----------
Net increase (decrease) in cash and cash equivalents......        (249,643)       1,166,129

Cash and cash equivalents at beginning of period..........         308,565          316,599
                                                               -----------       ----------
Cash and cash equivalents at end of period................   $      58,922       $1,482,728
                                                               ===========       ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest...................................   $     139,445       $  241,353
 Cash paid for income taxes...............................         310,264        1,023,750

Supplemental disclosure of non-cash investing and
financing activity:
 Tax benefit from exercise of stock options...............   $     175,000          $90,000
 Assets acquired by incurring long-term liabilities.......              --          647,794

See notes to consolidated financial statements.

                          A.S.V., INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

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

NOTE 2.   LINE OF CREDIT

          During the second quarter of 1999, the Company amended its line of credit agreement with its primary bank. The amended line of credit provides for borrowings up to $10,000,000 at an interest rate of prime minus 1/2% (7.25% at June 30, 1999). All other major terms and conditions remain the same.

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

                                    ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Results of Operations

     The following table sets forth certain Statement of Earnings data as a percentage of net sales:




                                             Three Months Ended June 30,   Six Months Ended June 30,

                                                    1999     1998                1999     1998
                                                   ------   ------              ------   ------

     Net sales.............................        100.0%   100.0%              100.0%   100.0%
     Cost of goods sold....................         73.3     75.6                73.4     75.3
     Gross profit..........................         26.7     24.4                26.6     24.7
     Selling, general and administrative...         13.8      9.0                13.5      9.0
     Operating income......................         11.2     14.4                11.6     14.7
     Interest expense......................           .7      1.2                  .7      1.3
     Net income............................          7.6      8.8                 7.6      8.8

For the three months ended June 30, 1999 and 1998.

          Net Sales. Net sales for the three months ended June 30, 1999 were approximately $9,064,000, compared with approximately $10,484,000 for the same period in 1998. The main factor for the decrease in sales is an approximate 18.7% decrease in Posi-Track related sales. This decrease was due primarily to the continued transition of selling the Company's Posi-Track products to the Caterpillar dealer network. As of July 30, 1999, 30 Caterpillar dealers, representing over 200 locations, are selling and servicing the Posi-Track. It is the Company's belief that some Caterpillar dealers are waiting to place significant orders until they have received training from ASV factory personnel. The Company believes this training is a necessary process to enable the Caterpillar dealers to learn the benefits and technical features that distinguish the Posi-Track from its competition. Sales of parts, used equipment and other items increased approximately 28.7% for the three month period ended June 30, 1999 compared with the same period in 1998. This increase was primarily due to parts sales increasing as the number of vehicles in the field continues to increase.

          Gross Profit. Gross profit for the three months ended June 30, 1999 was approximately $2,419,000, or 26.7% of net sales compared with approximately $2,561,000, or 24.4% of net sales, in 1998. The decreased gross profit was attributable to decreased sales volume in 1999. The increased gross profit percentage was attributable to greater efficiencies in the Company's purchasing processes, better inventory management and a change in the Company's discount policy for its customers, with more sales made utilizing extended payment terms.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $943,000 for the second quarter of 1998 to approximately $1,252,000 for the same period in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 9.0% of net sales in second quarter 1998, to 13.8% of net sales in second quarter 1999. The increased dollar volume was due to increased marketing costs as well as increased compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. In particular, the commission paid to Caterpillar Inc. for sales of products to Caterpillar dealers accounted for over 75% of the increase in selling, general administrative expenses. The increased percentage of selling, general and administrative expenses was due to the Company having the necessary infrastructure to support higher sales volumes.

          Research and Development. Research and development expenses increased from approximately $105,000 in second quarter 1998 to approximately $155,000 in 1999. The increase was due mainly to the development of the Company's new, smaller concept vehicle and work on the development of a rubber tracked agricultural tractor.

          In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

          Interest Expense. Interest expense decreased from approximately $127,000 for the second quarter of 1998 to approximately $60,000 for the second quarter of 1999. The decrease was due to the elimination of the interest expense in 1999 for the Company's convertible debentures, which were exchanged for common stock in the fourth quarter of 1998.

          Net Income. Net income for the second quarter of 1999 was approximately $689,000, compared with approximately $927,000 for the second quarter of 1998. The decrease in 1999 resulted primarily from decreased sales and increased operating expenses, offset in part by an increased gross profit percentage and decreased interest expense. In addition, the Company also recorded a $50,000 income tax benefit for amended income tax returns for prior years.

For the six months ended June 30, 1999 and 1998.

          Net Sales. Net sales for the six months ended June 30, 1999 decreased 10.2%, to approximately $17,527,000 compared with the same period in 1998. This decrease was due primarily to the continued transition of selling the Company's Posi-Track products to the Caterpillar dealer network as discussed above. Sales of parts, used equipment and other items increased approximately 34% due primarily to an increase in the sale of parts as a greater number of machines are in service in 1999. Also, the Company recognized net sales of approximately $665,000 in the first quarter of 1999 for the final subcontract work performed on a military contract.

          Gross Profit. Gross profit for the six months ended June 30, 1999 was approximately $4,656,000, or 26.6% of net sales compared with approximately $4,819,000, or 24.7% of net sales, for the six months ended June 30, 1998. The decreased gross profit was due to decreased sales in 1999. The increased gross profit percentage in 1999 was due to the increased efficiencies obtained from the Company's increased production volume, greater efficiencies in the Company's purchasing processes, better inventory management and a change in the Company's discount policy for its customers, with more sales made utilizing extended payment terms.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $1,751,000, or 9.0% of net sales for the six months ended June 30, 1998, to approximately $2,366,000, or 13.5% of net sales, for the six months ended June 30, 1999. The increased dollar volume was due to increased marketing costs as well as increased compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. In particular, the commission paid to Caterpillar Inc. accounted for approximately 70% of the increase in selling, general administrative expenses. The increased percentage of selling, general and administrative expenses was due to the Company having the necessary infrastructure to support higher sales volumes.

          Research and Development. Research and development expenses increased from approximately $204,000 in 1998 to approximately $263,000 in 1999. The increase was due mainly to the development of the Company's new, smaller concept vehicle and work on the development of a rubber tracked agricultural tractor as well as continuing improvements to the Company's existing models.

          Interest Expense. Interest expense decreased from approximately $256,000 for the six months ended June 30, 1998 to approximately $126,000 for the same period in 1999. The decrease was the net effect of two factors. First, the Company's convertible debentures were exchanged for common stock in the fourth quarter of 1998, eliminating future interest expense on the debentures. Second, the Company utilized its line of credit during 1999 to fund operations.

          Net Income. Net income for the six months ended June 30, 1999 decreased to approximately $1,338,000 from approximately $1,719,000 for 1998. The decrease resulted primarily from decreased sales and increased operating expenses, offset in part by an increased gross profit percentage and decreased interest expense. In addition, the Company also recorded a $50,000 income tax benefit for amended income tax returns for prior years.

Liquidity and Capital Resources

     At June 30, 1999, the Company had working capital of approximately $36,389,000 compared with working capital of approximately $17,416,000 at December 31, 1998, an increase of approximately $18,973,000. This increase was due to the sale of common stock and a warrant to Caterpillar Inc. in January 1999 for $18 million. The Company used these proceeds primarily to pay off its line of credit and fund current operations. During the transition to Caterpillar dealers, the Company chose not to reduce its production levels, but instead, increased its finished goods. This decision, along with the inventory needed to begin producing a new model, the Posi-Track 4810, and the repurchase of certain inventory from current and former dealers, caused inventory levels to increase 62% compared with December 31, 1998. Accounts receivable increased as extended terms have been offered to certain dealers.

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

          It is the intent of the Company and Caterpillar to introduce the Company's Posi-Track products to Caterpillar's North American dealers as soon as practicable. With the signing and announcement of the Agreement with Caterpillar, certain of the Company's existing, non-Caterpillar dealers have been hesitant to place orders for the Company's products. Management believes these dealers are uncertain of their future status as Posi-Track dealers. Between the time of the announcement of the Caterpillar transaction and June 1999, approximately 43 dealer locations elected to no longer carry the Company's products. These 43 locations are comprised of 14 dealers who will no longer carry the Company's products and one dealer whose Posi-Track trade areas have been reduced. The dealer whose trade area has been reduced was the Company's largest customer for 1998. This dealer accounted for approximately 21% of the Company's net sales in 1998. This dealer is a Caterpillar dealer and their Posi-Track trade area was reduced as they were selling into the trade area of approximately nine other Caterpillar dealers. During that same time period, the number of Caterpillar dealers selling and servicing the Posi-Track product line has increased from six to 30, representing dealers in the United States, Canada and Australia with a total of over 200 locations.

          The Company believes its sales since the signing of the Agreement decreased due to the factors discussed above. In addition, several Caterpillar dealers have chosen to wait until they have received training on the Posi-Track from factory representatives before placing significant orders. During the second quarter, the Company began a comprehensive training program to educate the Caterpillar Dealers on the Posi-Track's unique undercarriage. In addition, the Company believes certain Caterpillar dealers are waiting to place orders until any other non-Caterpillar Posi-Track dealers are no longer carrying the Company's products in that Caterpillar dealer's trade area. The Company is working with these dealers to provide a smooth transition to the Caterpillar dealer network. The Company believes the slow-down in sales is temporary and expects the order level to increase as additional Caterpillar dealers receive training and begin carrying the Posi-Track models. Although the Company has been working closely with Caterpillar to introduce the Posi-Track products to North American Caterpillar dealers as quickly as possible, the Company may experience a decrease in its sales volume while the Company proceeds through this transitional period with Caterpillar.

          In connection with the election of certain of the Company's independent dealers to no longer carry the Posi-Track product line, the Company has made arrangements with certain of these dealers to repurchase their existing inventory of Posi-Track products and transfer it to the new Caterpillar dealers. In some instances, it has been necessary for the Company to take possession of the inventory, rather than transferring it directly to the new Caterpillar dealer. In these situations, the Company will be responsible for re-marketing this inventory. The Company does not currently anticipate a material loss from the re-marketing of this inventory.

          As a result of the transaction, the Company's near term revenues, profitability and other financial results are expected to be lower than if the transaction were not entered into. The decline is related to a number of factors, including (i) the commission to be paid to Caterpillar for sales made to Caterpillar dealers, (ii) transition issues affecting orders from the preexisting non-Caterpillar affiliated dealers, and (iii) certain other costs of implementing the transaction and the ancillary agreements. Over the longer term, however, management believes that the Company will be able to achieve improved financial results due to the transaction, including the ancillary agreements.

          During the second quarter of 1999, the Company amended its line of credit with its primary bank. The amended line of credit provides for borrowings up to $10,000,000 at an interest rate equal to prime minus 1/2% (7.25 percent at June 30, 1999). All other major terms and conditions remain the same. The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months. However, should the Company find it necessary to offer extended terms on the sale of a large percentage of its products, the Company may need to finance the related accounts receivable from these sales. The company believes it can obtain this financing, although it cannot be guaranteed.

          Impact of the Year 2000 Issue. The Company has established a team to assess and address the possible exposures related to the Year 2000 ("Y2K") issue. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified Y2K compliant. There are several ancillary applications that may not currently be Y2K compliant, but the Company expects it will be able to purchase Y2K compliant versions by late-calendar 1999, the cost of which is not expected to be material. The majority of the Company's personal computers are currently Y2K compliant. Those computers that may not currently be Y2K compliant are planned to be replaced as part of the Company's technology update strategy. None of these replacements have been accelerated in response to the Y2K issue and are not anticipated to have a material effect on the Company's consolidated financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination to date have been expensed as incurred and have totaled less than $5,000.

          The Company has mailed questionnaires to its significant vendors to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Y2K issues. The Company is currently reviewing the responses to the returned questionnaires and will be developing a contingency plan once it has completed its assessment of significant vendor compliance. A contingency plan, if needed, will be developed during the second half of 1999 to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company may seek new vendors to meet its production needs. Any costs that may be incurred by the Company that are related to external systems Y2K issues are unknown at this time (other than immaterial costs of the questionnaire itself). However, management expects that after reviewing and evaluating the responses to the survey, it will be able to complete an assessment of its Y2K exposure and estimate the costs associated with resolving any Y2K issues.

          The Company's most significant year 2000 risk relates to year 2000 compliance of the Company's suppliers and customers, particularly because the Company is dependent on third party suppliers for certain components of its products. The Company is in the process of identifying year 2000 issues of key third parties which could impact it. There can be no assurance that the year 2000 issue will be properly addressed by customers, vendors and other third parties. The efforts of third parties are not within the Company's control, and their failure to remedy year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost.

          Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, the assessment has not been completed and there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

          The statements set forth above under "Liquidity and Capital Resources" in this Form 10-Q which are not historical facts are forward-looking statements including the statements regarding the Company's expected revenue, profitability and other financial results in 1999 and beyond, the Company's capital needs and the impact of and the Company's plans with respect to the year 2000. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses, the activities of competitors or the failure of the Company or third parties to adequately address issues relating to the year 2000. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar and the factors set forth in the Risk Factors filed as Exhibit 99 to this Current Report on Form 10-
Q. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of A.S.V., Inc. was held on June 4, 1999. Matters submitted at the meeting for vote by the shareholders were as follows:

          (a)  Election of Directors.

               The following directors were elected at the Annual Meeting, each with the following votes:

                                                  For        Against
                                               ---------     -------
                   Philip C. Smaby             9,177,187      14,216
                   Gary D. Lemke               9,182,567       8,836
                   Edgar E. Hetteen            9,182,567       8,836
                   Jerome T. Miner             9,175,028      16,375
                   Karlin S. Symons            9,181,917       9,486
                   Leland T. Lynch             9,180,317      11,086
                   James H. Dahl               9,182,567       8,836
                   R. E. "Teddy" Turner, IV    9,180,317      11,086
                   Richard A. Benson           9,182,367       9,036
                   Richard A. Cooper           9,182,367       9,036


          (d)  Ratification of Appointment of Independent Public Accountants.

               Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999, with a vote of 9,183,460 votes for, 5,550 votes against and 2,393 shares abstaining.

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

  3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (h)

  3.2     Bylaws of the Company (a)

  4.1     Specimen form of the Company's Common Stock Certificate (a)

  4.3 *   1994 Long-Term Incentive and Stock Option Plan (a)

  4.4     Warrant issued to Leo Partners, Inc. on December 1, 1996 (d)

  4.5 *   1996 Incentive and Stock Option Plan (e)

  4.6 *   1996 Incentive and Stock Option Plan, as amended (f)

  4.7 *   1998 Non-Employee Director Stock Option Plan (f)

  4.8 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

  4.9     Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

  4.10 Option Certificate dated as of October 14, 1998 between Caterpillar Inc. and the Company (h)

  4.11 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

 10.1 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board ("IRRRB"), the Grand Rapids Economic Development Agency ("EDA") and the Company (b)

 10.2 Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)

 10.3     Option Agreement dated July 14, 1994 between the EDA and the Company
          (b)

 10.4 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (e)

 10.5 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (e)

 10.6 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (e)

 10.7 * Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

 10.8 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (d)

 10.9 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

 10.10 First Amendment to Credit Agreement dated September 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

 10.11 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

 10.12 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

 10.13 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

 10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company

 11       Statement re: Computation of Per Share Earnings

 22       List of Subsidiaries (a)

 27       Financial Data Schedule for the six months ended June 30, 1999

 99       Risk Factors

-------------------------

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             A.S.V., Inc.


Dated: August 9, 1999        By /s/ Gary Lemke
                                ---------------------------
                                Gary Lemke
                                President


Dated: August 9, 1999        By /s/ Thomas R. Karges
                                ---------------------------
                                Thomas R. Karges
                                Chief Financial Officer
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit                                                      Method of Filing
-------                                                      ---------------------
 10.16    Third Amendment to Credit Agreement                Filed herewith electronically

 11       Statement re: Computation of Per Share Earnings    Filed herewith electronically

 27       Financial Data Schedule                            Filed herewith electronically

 99       Risk Factors                                       Filed herewith electronically