Form 10-Q
period 1999-09-30
ASV INC /MN/
filed 1999-11-12
CIK 926763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                        Commission file number: 0-25620

                                 A.S.V., Inc.
            (Exact name of registrant as specified in its charter)

            Minnesota                                 41-1459569
     -------------------------                  ----------------------
  State or other jurisdiction of           I.R.S. Employer Identification No.
  incorporation of organization

            840 Lily Lane
            P.O. Box 5160
        Grand Rapids, MN 55744                      (218) 327-3434
        ----------------------                --------------------------
Address of principal executive offices       Registrant's telephone number

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


     As of November 11, 1999, 9,686,457 shares of registrant's $.01 par value Common Stock were outstanding.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                                 A.S.V., INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      September 30,   December 31,
                                                          1999           1998
                                                      ------------   ------------
                                                       (Unaudited)
     ASSETS

CURRENT ASSETS
 Cash and cash equivalents............................  $    77,994  $   308,565
 Short-term investments...............................    1,246,452      243,035
 Accounts receivable, net.............................    8,699,927    4,563,840
 Inventories..........................................   33,271,646   18,776,758
 Prepaid expenses and other...........................      934,270    1,076,446
                                                        -----------  -----------
       Total current assets                              44,230,289   24,968,644

PROPERTY AND EQUIPMENT, net ..........................    4,769,652    4,563,996
                                                        -----------  -----------

       Total Assets                                     $48,999,941  $29,532,640
                                                        ===========  ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Line of credit.......................................  $ 1,620,000  $ 3,535,000
 Current portion of long-term liabilities.............      253,708      219,417
 Accounts payable ....................................    4,807,498    2,913,526
 Accrued liabilities
  Compensation........................................      280,367      281,055
  Warranties..........................................      400,000      400,000
  Commission..........................................      187,000            -
  Other...............................................      234,988      204,017
                                                        -----------  -----------
     Total current liabilities........................    7,783,561    7,553,015
                                                        -----------  -----------

LONG-TERM LIABILITIES, less current portion...........    2,216,770    2,464,385
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES.........................            -            -

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 11,250,000 shares authorized;
   no shares outstanding..............................            -            -
  Common stock, 33,750,000 shares authorized;
    9,686,457 shares issued and outstanding in 1999;
    8,601,835 shares issued and outstanding in 1998...       96,865       86,018
 Additional paid-in capital...........................   30,816,605   12,701,622
 Retained earnings....................................    8,086,140    6,727,600
                                                        -----------  -----------
                                                         38,999,610   19,515,240
                                                        -----------  -----------

       Total Liabilities and Shareholders' Equity       $48,999,941  $29,532,640
                                                        ===========  ===========

See notes to consolidated financial statements.

                                 A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                         ----------------------------  ----------------------------
                                              1999           1998           1999           1998
                                         --------------  ------------  --------------  ------------
Net sales..............................    $ 8,781,259   $11,397,903     $26,308,077   $30,911,020

Cost of goods sold.....................      7,195,515     8,593,602      20,066,378    23,287,612
                                           -----------   -----------     -----------   -----------

     Gross profit......................      1,585,744     2,804,301       6,241,699     7,623,408

Operating expenses:
  Selling, general and administrative        1,388,115       832,962       3,753,773     2,583,860
  Research and development                     149,062        77,412         412,446       280,949
                                           -----------   -----------     -----------   -----------
     Operating income..................         48,567     1,893,927       2,075,480     4,758,599
Other income (expense)
  Interest expense                             (62,618)     (128,085)       (188,750)     (383,610)
  Other, net                                    49,949        31,576         196,810       171,346
                                           -----------   -----------     -----------   -----------
     Income before income taxes........         35,898     1,797,418       2,083,540     4,546,335
Provision for income taxes.............         15,000       675,000         725,000     1,705,000
                                           -----------   -----------     -----------   -----------
  NET INCOME...........................    $    20,898   $ 1,122,418     $ 1,358,540   $ 2,841,335
                                           ===========   ===========     ===========   ===========

Net income per common share

  Basic................................    $       .00   $       .14     $       .14   $       .37
                                           ===========   ===========     ===========   ===========

  Diluted *............................    $       .00   $       .13     $       .14   $       .33
                                           ===========   ===========     ===========   ===========

Weighted average number of common
  shares outstanding

  Basic................................      9,681,249     7,781,726       9,552,556     7,616,228
                                           ===========   ===========     ===========   ===========

  Diluted *............................     10,069,097     9,084,640       9,943,549     9,011,689
                                           ===========   ===========     ===========   ===========

* Includes add back of after-tax effect of interest expense for convertible debentures for 1998.

See notes to consolidated financial statements.

                                 A.S.V., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                 Nine months ended September 30, 1999 and 1998

                                                                             1999           1998
                                                                         -------------  ------------
Cash flows from operating activities:
 Net income............................................................  $  1,358,540   $ 2,841,335
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation........................................................       256,500       250,000
   Interest accrued on capital lease obligation........................        36,215        34,542
   Deferred income taxes...............................................       (90,000)     (140,000)
   Effect of warrant earned............................................       113,400       113,400
   Changes in assets and liabilities:
     Accounts receivable...............................................    (4,136,087)   (1,113,675)
     Inventories.......................................................   (14,494,888)   (4,542,214)
     Prepaid expenses and other........................................       232,176      (268,164)
     Accounts payable..................................................     1,893,972     1,950,219
     Accrued expenses..................................................       217,283       351,161
     Income taxes payable..............................................       265,000       458,326
                                                                         ------------   -----------
Net cash used in operating activities..................................   (14,347,889)      (65,070)
                                                                         ------------   -----------

Cash flows from investing activities:
 Purchase of property and equipment....................................      (462,156)     (398,509)
 Purchase of short-term investments....................................    (3,104,522)            -
 Redemption of short-term investments..................................     2,101,105       763,354
                                                                         ------------   -----------
Net cash provided by (used in) investing activities....................    (1,465,573)      364,845
                                                                         ------------   -----------

Cash flows from financing activities:
 Principal payments on line of credit..................................    (1,915,000)            -
 Principal payments on long-term liabilities...........................      (249,539)      (45,077)
 Proceeds from sale of common stock and warrant, net of
    offering costs.....................................................    17,549,173             -
 Proceeds from exercise of stock options...............................       802,703       749,301
 Retirements of common stock...........................................      (604,446)     (576,103)
                                                                         ------------   -----------
Net cash provided by financing activities..............................    15,582,891       128,121
                                                                         ------------   -----------

Net increase (decrease) in cash and cash equivalents...................      (230,571)      427,896

Cash and cash equivalents at beginning of period.......................       308,565       316,599
                                                                         ------------   -----------

Cash and cash equivalents at end of period.............................  $     77,994   $   744,495
                                                                         ============   ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest................................................  $    191,405   $   369,438
 Cash paid for income taxes............................................       540,714     1,728,750

Supplemental disclosure of non-cash investing and financing activity:
 Tax benefit from exercise of stock options............................  $    265,000   $   660,000
 Assets acquired by incurring long-term liabilities....................             -       647,794

See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

                                    ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Results of Operations

     The following table sets forth certain Statement of Earnings data as a percentage of net sales:


                                             Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                              1999       1998       1999       1998
                                            ---------  ---------  ---------  --------
     Net sales............................     100.0%     100.0%     100.0%    100.0%
     Cost of goods sold...................      81.9       75.4       76.3      75.3
     Gross profit.........................      18.1       24.6       23.7      24.7
     Selling, general and administrative..      15.8        7.3       14.3       8.4
     Operating income.....................        .6       16.6        7.9      15.4
     Interest expense.....................        .7        1.1         .7       1.2
     Net income...........................        .2        9.8        5.2       9.2

For the three months ended September 30, 1999 and 1998.

     Net Sales. For the three months ended September 30, 1999, net sales were approximately $8,781,000, compared with approximately $11,398,000 for the same period in 1998. The main factor for the decrease is the overall decrease in Posi-Track related sales which is the net effect of three primary items. First, ASV's sales were affected by the continued transition of selling the Company's Posi-Track products to the Caterpillar dealer network. It is the Company's belief that Caterpillar dealers, due to their large size and extensive geographic coverage, follow a more deliberate, structured approach to taking on new product lines such as the Posi-Track than ASV's independent dealers. However, the Company believes these larger dealers are capable of placing greater unit orders than ASV's independent dealers. Second, during the third quarter of 1999, the Company experienced unexpected production delays as it began manufacturing its newest model Posi-Track, the 4810. These production delays prevented a greater number of these units from being manufactured in third quarter, thereby reducing net sales for this product. Third, the Company had net sales of approximately $1.7 million on a military contract for the sale of specially equipped Posi-Tracks during the third quarter of 1999. The Company had no similar sales during the third quarter of 1998.

     Gross Profit. Gross profit for the three months ended September 30, 1999 was approximately $1,586,000, or 18.1% of net sales compared with approximately $2,804,000, or 24.6% of net sales, in 1998. The decreased gross profit was attributable to decreased sales volume and a lower gross profit percentage for third quarter 1999. The decreased gross profit percentage was attributable to two main factors. First, the Company experienced production inefficiencies during the start up of the production line for the 4810, which resulted in lower unit production. Second, gross profit percentage was reduced due to the large subcontract costs on the military contract completed in the third quarter of 1999. The gross profit percentage on the contract was as expected, approximately 12%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $833,000 for the third quarter of 1998 to approximately $1,388,000 for the same period in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 7.3% of net sales in third quarter 1998, to 15.8% of net sales in third quarter 1999. The increased dollar volume was due to several items. First, during third quarter 1999, the Company had increased start up, training and market development costs relating to new dealers. Second, the Company had increased compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. Third, the Company had increased costs related to the commission paid to Caterpillar Inc. for sales of products to Caterpillar dealers, which accounted for one third of the increase in selling, general administrative expenses. Consequently, the increased expenses combined with the decreased sales caused an increase in selling, general and administrative expenses when expressed as a percentage of net sales.

     Research and Development. Research and development expenses increased from approximately $77,000 in third quarter 1998 to approximately $149,000 in 1999. The increase was due mainly to the development of the Company's new, smaller concept vehicle and work on the development of a rubber tracked agricultural tractor.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     Interest Expense. Interest expense decreased from approximately $128,000 for the third quarter of 1998 to approximately $63,000 for the third quarter of 1999. The decrease was due to the elimination of the interest expense in 1999 for the Company's convertible debentures, which were exchanged for common stock in the fourth quarter of 1998, offset in part by increased interest expense due to greater line of credit usage.

     Net Income. Net income for the third quarter of 1999 was approximately $21,000, compared with approximately $1,122,000 for the third quarter of 1998. The decrease in 1999 resulted primarily from decreased sales, decreased gross profit percentage and increased operating expenses, offset in part by decreased interest expense.

For the nine months ended September 30, 1999 and 1998.

     Net Sales. Net sales for the nine months ended September 30, 1999 decreased 14.9%, to approximately $26,308,000 compared with approximately $30,911,000 for the same period in 1998. This decrease was due primarily to the decreased sales of the Company's Posi-Track products, offset in part by increased sales under military contracts. The decrease is attributable to the continued transition of selling the Company's Posi-Track products to the Caterpillar dealer network and production delays related to the model 4810 Posi-
Track as discussed above.   The Company had increased net sales of specially
equipped Posi-Tracks of approximately $2,365,000 related to military contracts during the nine months ended September 30, 1999.

     Gross Profit. Gross profit for the nine months ended September 30, 1999 was approximately $6,242,000, or 23.7% of net sales compared with approximately $7,623,000, or 24.7% of net sales, for the nine months ended September 30, 1998. The decreased gross profit was due to decreased sales and a lower gross profit percentage for 1999. The decreased gross profit percentage in 1999 was due primarily to the production inefficiencies experienced during the start up of production of the model 4810 Posi-Track and the lower than average gross profit realized on the military contracts as discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $2,584,000, or 8.4% of net sales for the nine months ended September 30, 1998, to approximately $3,754,000, or 14.3% of net sales, for the nine months ended September 30, 1999. The increased dollar volume was due to increased marketing costs, including dealer start up costs, as well as training and market development costs. In addition, the Company experienced increased compensation costs as sales and administrative personnel have been added to support expanded sales and customer service roles. In particular, the commission paid to Caterpillar Inc. accounted for slightly over one-half of the increase in selling, general administrative expenses. The combination of increased expenses and decreased sales resulted in an increase in the percentage of selling, general and administrative expenses when expressed as a percent of net sales.

     Research and Development. Research and development expenses increased from approximately $280,000 in 1998 to approximately $412,000 in 1999. The increase was due mainly to the development of the model 4810 Posi-Track which went into production in third quarter 1999, a smaller concept vehicle, and a rubber tracked agricultural tractor as well as continuing improvements to the Company's existing models.

     Interest Expense. Interest expense decreased from approximately $384,000 for the nine months ended September 30, 1998 to approximately $189,000 for the same period in 1999. The decrease was the net effect of two factors. First, the Company's convertible debentures were exchanged for common stock in the fourth quarter of 1998, eliminating future interest expense on the debentures. Second, the Company increased its line of credit borrowings during 1999 to fund operations.

     Net Income. Net income for the nine months ended September 30, 1999 decreased to approximately $1,359,000 from approximately $2,841,000 for 1998. The decrease resulted primarily from decreased sales with lower gross profit percentage and increased operating expenses, offset in part by decreased interest expense. In addition, the Company also recorded a $50,000 income tax benefit for amended income tax returns for prior years.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital of approximately $36,447,000 compared with working capital of approximately $17,416,000 at December 31, 1998, an increase of approximately $19,031,000. This increase was due to the sale of common stock and a warrant to Caterpillar Inc. in January 1999 for $18 million. The Company used these proceeds primarily to reduce its line of credit and fund current operations. Inventory levels increased 77% compared with December 31, 1998 due to several reasons. During the transition to Caterpillar dealers, the Company chose not to reduce its production levels, but instead, increased its finished goods, primarily its 2800 and 2810 model Posi-Tracks. It is the Company's intent to market these finished units to its current dealers, as well as additional international Caterpillar dealers. Other reasons for the inventory increase include the delay in the start of production of the 4810 Posi-Track, the general increase in inventory needed to begin production of the new model, the long lead times to purchase certain inventory items, and the repurchase of certain inventory from current and former dealers. Accounts receivable increased due to increased sales to governmental agencies and the offering of extended finance terms to certain dealers. Accounts payable increased due to amounts owing to subcontractors for the Company's governmental agency sales and the general increase in raw materials.

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

     It is the intent of the Company and Caterpillar to introduce the Company's Posi-Track products to Caterpillar's North American dealers as soon as practicable. With the signing and announcement of the Agreement with Caterpillar, certain of the Company's existing, non-Caterpillar dealers have been hesitant to place orders for the Company's products. Management believes these dealers are uncertain of their future status as Posi-Track dealers. Between the time of the announcement of the Caterpillar transaction and September 1999, approximately 55 dealer locations decided to no longer carry the Company's products. These 55 locations are comprised of 18 dealers who will no longer carry the Company's products and two dealers whose Posi-Track trade area has been reduced. One dealer whose trade area has been reduced was the Company's largest customer for 1998. This dealer accounted for approximately 21% of the Company's net sales in 1998. This dealer is a Caterpillar dealer and its Posi-Track trade area was reduced as it was selling into the trade area of approximately nine other Caterpillar dealers. During that same time period, the number of Caterpillar dealers selling and servicing the Posi-Track product line has increased from six to 35, representing dealers in the United States, Canada and Australia with a total of over 250 locations. The Company is also actively pursuing distribution through additional Caterpillar dealers in Australia, as well as Central and South America.

     The Company believes that since the signing of the Agreement its sales have decreased due to the factors discussed above, along with several other factors. First, the Company believes certain Caterpillar dealers were waiting for the introduction of the model 4810 Posi-Track before placing orders. The 4810 incorporates more Caterpillar components than any previous Posi-Track and utilizes a Caterpillar engine. As of October 31, 1999, the Company had an order backlog of approximately $2.8 million for the 4810. The Company believes this order rate will increase as more dealers and customers are exposed to the 4810. Second, certain Caterpillar dealers have chosen to wait until they have received training on the Posi-Track from factory representatives before placing significant orders. The Company is continuing the comprehensive training program it started in the second quarter to educate the Caterpillar dealers on the Posi-Track's unique undercarriage. In connection with that program, ASV increased its number of technical field reps in the third quarter. These field reps will provide training and support to ASV's dealers on an ongoing basis. Third, the Company believes certain Caterpillar dealers are waiting to place orders until non-Caterpillar Posi-Track dealers are no longer carrying the Company's products in that

Caterpillar dealer's trade area. The Company is working with these dealers to provide a smooth transition to the Caterpillar dealer network. Finally, the Company believes certain Caterpillar dealers were waiting to place orders until they could utilize Caterpillar's computer system to order Posi-Tracks. In the third quarter, the interface between ASV and Caterpillar's computer system was completed. This interface will allow Caterpillar dealers to order ASV Posi-Tracks and parts, as well as process warranty claims, on-line in the same manner they do for Caterpillar products. The Company believes the slow-down in sales is temporary and expects the order level to increase as additional Caterpillar dealers receive training and begin carrying the Posi-Track models.

     In connection with the decision of certain of the Company's independent dealers to no longer carry the Posi-Track product line, the Company has made arrangements with certain of these dealers to repurchase their existing inventory of Posi-Track products and transfer it to the new Caterpillar dealers. In some instances, it has been necessary for the Company to take possession of the inventory, rather than transferring it directly to the new Caterpillar dealer. In these situations, the Company will be responsible for re-marketing this inventory. The Company does not currently anticipate a material loss from the re-marketing of this inventory.

     As a result of the transaction with Caterpillar, the Company's near term net sales, profitability and other financial results are expected to be lower than if the transaction were not entered into. The decline is related to a number of factors, including (i) the commission to be paid to Caterpillar for sales made to Caterpillar dealers, (ii) start up, training and market development costs related to new dealers (iii) transition issues affecting orders from the preexisting non-Caterpillar affiliated dealers, and (iv) certain other costs of implementing the transaction and the ancillary agreements. Over the longer term, however, management believes that the Company will be able to achieve improved financial results due to the transaction, including the ancillary agreements.

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

     Impact of the Year 2000 Issue. The Company has established a team to assess and address the possible exposures related to the Year 2000 ("Y2K") issue. The areas under investigation include business computer systems, production equipment, vendor readiness and contingency plans. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified Y2K compliant. The Company is currently in the process of upgrading to Y2K compliant versions of several ancillary applications that are not currently Y2K compliant, the cost of which is not expected to be material. The majority of the Company's personal computers are currently Y2K compliant. Those computers that are not currently Y2K compliant are in the process of being replaced as part of the Company's technology update strategy. None of these replacements have been accelerated in response to the Y2K issue and are not anticipated to have a material effect on the Company's consolidated financial statements. Equipment used for production or quality control does not use dates to control operations. The costs of this examination and upgrading to date have been expensed as incurred and have totaled less than $5,000.

     The Company believes its most significant year 2000 risk relates to year 2000 compliance of the Company's suppliers and customers, particularly because the Company is dependent on third party suppliers for certain components of its products. The Company has mailed questionnaires to its significant vendors to determine the extent to which the Company may be vulnerable to those third parties' failure to remedy their own Y2K issues. The Company has reviewed and evaluated the responses to the returned questionnaires and believes its major vendors are Y2K compliant. The Company does not expect it will need to seek new vendors for its major production components as a result of Y2K noncompliance. However, there can be no assurance that the year 2000 issue will be properly addressed by customers, vendors and other third parties. The efforts of third parties are not within the Company's control, and their failure to remedy year 2000 issues successfully could result in business disruption, loss of net sales and increased operating costs.

     Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

     The statements set forth above under "Liquidity and Capital Resources" in this Form 10-Q which are not historical facts are forward-looking statements including the statements regarding ASV's future order rate for its model 4810 Posi-

Track, the Company's expected net sales, profitability and other financial results in 1999 and beyond, the Company's capital needs and the impact of and the Company's plans with respect to the year 2000. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses, the activities of competitors or the failure of the Company or third parties to adequately address issues relating to the Year 2000. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar and the factors set forth in the Risk Factors filed as Exhibit 99 to the Company's Report on Form 10-Q for the three months ended June 30, 1999. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

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

    (a)        Exhibits

   Exhibit
   Number      Description
   ------      -----------
     3.1       Second Restated Articles of Incorporation of the Company (a)

     3.1a Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (e)

     3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (h)

     3.2       Bylaws of the Company (a)

     3.3       Amendment to Bylaws of the Company adopted April 13, 1999

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

      4.4     Warrant issued to Leo Partners, Inc. on December 1, 1996 (d)

      4.5 *   1996 Incentive and Stock Option Plan (e)

      4.6 *   1996 Incentive and Stock Option Plan, as amended (f)

      4.7 *   1998 Non-Employee Director Stock Option Plan (f)

      4.8 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company(h)

      4.9     Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

      4.10 Option Certificate dated as of October 14, 1998 between Caterpillar Inc and the Company (h)

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

     10.10 First Amendment to Credit Agreement dated September 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

     10.11 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

     10.12 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

     10.13 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

     10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

     11       Statement re: Computation of Per Share Earnings

     22       List of Subsidiaries (a)

     27       Financial Data Schedule for the nine months ended September 30,
              1999

     99   Risk Factors (k)

-----------------
          (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

          (k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-25620) filed electronically August 9, 1999.

           * Indicates management contract or compensation plan or arrangement.

          (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   A.S.V., Inc.


Dated:  November 12, 1999          By /s/ Gary Lemke
                                   -----------------------------------------
                                      Gary Lemke
                                      President


Dated: November 12, 1999           By /s/ Thomas R. Karges
                                   -----------------------------------------
                                      Thomas R. Karges
                                      Chief Financial Officer
                                      (principal financial and accounting
                                      officer)

                                 EXHIBIT INDEX

Exhibit                                                                        Method of Filing
-------                                                                        ----------------

 3.3    Amendment to Bylaws of the Company adopted April 13, 1999.....   Filed herewith electronically

 11     Statement re: Computation of Per Share Earnings...............   Filed herewith electronically

 27     Financial Data Schedule.......................................   Filed herewith electronically