Form 10-K
period 1999-12-31
ASV INC /MN/
filed 2000-03-28
CIK 926763

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

          For the fiscal year ended December 31, 1999

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________________to___________________.

                        Commission file number: 0-25620
                                                -------

                                 A.S.V., Inc.
                              ------------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                                    41-1459569
             -----------------------                            ----------
          State or other jurisdiction of                     I.R.S. Employer
          incorporation of organization                     Identification No.


840 Lily Lane, P.O. Box 5160, Grand Rapids, MN 55744         (218) 327-3434
----------------------------------------------------         --------------
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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing sale price at March 15, 2000, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $105,735,225.

     As of March 15, 2000, 9,688,815 shares of the registrant's Common Stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                     -----------------------------------

    Portions of the registrant's Proxy Statement for its June 2, 2000 Annual Meeting, which will be filed by April 29, 2000, are incorporated by reference in
                                   Part III.

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

     The Company has the following models in its Posi-Track product line; the MD-70, the 2800 series, the HD 4500 series, the 4810 and the DX 4530. The Company has one model in its Track Truck product line, the HPT 2800.

     Track Truck is a registered trademark, and Posi-Track, Posi-Turn and Snow Saver are trademarks, of ASV, Inc. This Annual Report also contains trademarks of other companies.

     In 1999, the Company closed on a strategic alliance with Caterpillar Inc. ("Caterpillar") whereby Caterpillar purchased, for an aggregate purchase price of $18 million, one million newly issued shares of the Company's Common Stock and a warrant to purchase 10,267,127 newly issued shares of the Company's Common Stock. In connection with this transaction, the Company received, among other items, access to Caterpillar's worldwide dealer network through which it can distribute its products.

Current Year Developments

     Dealer Transition Matters

     During 1999, as a result of the strategic alliance entered into with Caterpillar, many of the Company's independent Posi-Track dealers were hesitant to place orders for the Company's products. The Company believes these dealers were unsure of their future status as Posi-Track dealers. Over half of these independent dealers decided to no longer carry the Posi-Track product line in 1999. During 1999, the Company spent much of its marketing efforts to transition from these existing independent dealers to new Caterpillar dealers, many of whom had little experience with rubber tracked compact equipment. During this transition phase, the Company's sales decreased.

     Introduction of Concept Machine

     At its annual shareholders' meeting in June 1999, the Company introduced a new concept machine. This machine is significantly smaller than the Company's current models and is expected to be marketed to the landscape, rental and homeowner markets. The Company anticipates it will begin production of this concept vehicle in the second quarter of 2000. This new product is expected to be sold through multiple distribution channels in 2000.

     New Model Posi-Track

     In the third quarter of 1999, the Company began manufacturing a new model Posi-Track, the 4810. This model incorporates many new components, primarily the greater use of Caterpillar components, including a Caterpillar engine. The 4810 is approximately the same size as the Company's HD 4500 series Posi-Track and is offered to both Caterpillar and independent ASV dealers.

     Integration with Caterpillar's Computer Systems

     In September 1999, the Company's computer systems were integrated with Caterpillar's computer systems. The integration allows Caterpillar dealers to order goods and parts and process warranty claims with the Company on-line. This process is similar to how Caterpillar dealers perform these tasks with Caterpillar factories.

Markets for the Company's Products

     With the increased production and sales volume of the Company's Posi-Track crawler/tractors (specifically the MD-70, HD 4500 series, 2800 series and the 4810) over the last several years, sales of the Company's original product, the Track Truck, and its DX 4530 model have had limited production and sales. These models are sold primarily for over-the-snow applications and have a much more limited market than the Company's crawler/tractor models. In 1999, sales of the Track Truck and DX 4530 accounted for approximately 2.5% of the Company's net sales. Therefore, unless specifically mentioned, the following discussion will pertain only to the Posi-Track crawler/tractors referred to above. Hereafter, the term Posi-Track will refer to the crawler/tractor models.

     The Company believes its Posi-Tracks are very versatile and can be used in a wide variety of applications. The following represents several of the possible markets where the Company's products may be used.

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

     The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited as to when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A wheeled skid-steer exerts ten times or more ground pressure than a Posi-Track which makes a skid-steer less suitable for operation on landscaped or groomed ground.

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

     In addition to the tasks performed by skid-steers, Posi-Tracks are used for construction jobs performed by small steel track dozers. A skid-steer's design lacks the power, traction and stability necessary for moving dirt and other materials efficiently. Therefore, dozers have remained single purpose machines and, because of their steel tracks and significant ground pressure, cannot be operated on soft, groomed, landscaped or paved surfaces.

     Landscaping. Like the construction industry, the landscaping industry depends heavily on small dozers and skid-steers with loaders, backhoes, rakes and other attachments. Landscapers have also been limited by these machines on soft, wet, muddy, hilly or rough terrain or on groomed or paved surfaces, thereby affecting productivity. Skid-steers and dozers cause greater soil compaction than a Posi-Track, which is a concern for landscapers because the more compact the soil, the more difficult it is for plants to grow. The Posi-Track can also be adapted to perform special functions in the landscaping industry. For example, the Company manufactures a Posi-Track attachment which is used for laying a specially cut continuous roll of sod over 100 feet in length and weighing over 1,200 pounds. The sod is held in front of the vehicle and unrolls as the Posi-Track moves forward, laying the sod on the ground. The Posi-Track's rubber tracks then move over the sod, gently setting it in place. This procedure allows sod to be laid with significantly less manual labor and on places such as sides of hills where traditional smaller sod sections could be washed away by excessive rain.

     Agricultural. Posi-Tracks are used in the agricultural industry to perform the functions of small tractors. Its three-point hitch and reversible seating allow it to be used with pull-type attachments such as roto-tillers, plows, disks and cultivators. The Posi-Track's hydraulic power take off shaft allows it to be used for farming chores such as grinding and unloading feed. Its low ground pressure and rubber tracks allow it to be used on wet, soft, muddy ground that would not be possible with traditional wheeled tractors, thereby increasing the number of productive days. In addition, Posi-Track's low ground pressure reduces compaction of soil. Posi-Tracks are being used in several grape vineyards in California's Napa Valley as a replacement to four-wheel drive tractors.

     Trail Grooming and Maintenance. The Posi-Track is used for maintaining trails such as snowmobile, cross-country ski, biking and hiking trails. The Posi-Track is used with a mower attachment to clear and maintain trails for biking, hiking and other purposes.

     Wildlife Management. Posi-Tracks are used in wildlife management by Federal agencies and the departments of natural resources of a number of states. They are used to mow trails for wildlife and to mow clearings so that grass, clover and other vegetation needed for wildlife can grow. They are also used to clear cattails and other unwanted vegetation from swamps to provide access for feeding ducks and other waterfowl. Posi-Tracks have also been equipped for use in the management of controlled burning or the maintenance of fire lines to prevent the spread of forest fires and for access to remote sites for a variety of other purposes.

     Military Applications. The Posi-Track (model MD-70 only) is being equipped with robotic and video equipment to enable remote operation of the machine at distances up to three miles. Current applications for this type of Posi-Track include detonation and removal of land mines, clearing unexploded munitions on bomb ranges and clearing bomb ranges of overgrown vegetation. For these types of applications, the Company is selling the Posi-Track MD-70 to an unrelated party who equips it with the necessary robotics and video equipment to provide for the remote operation.

     The Company has been awarded a supply contract number for several of its Posi-Track models under the General Service Administration which allows Federal governmental agencies to purchase them without going through a competitive bidding process.

     Other. The versatility of the Posi-Track has allowed for their use in areas where a typical skid-steer vehicle could not operate. A grain export company is using Posi-Track's in the hold of grain vessels to level the grain for proper weight distribution or before adding more cargo, eliminating many hours of hand labor.

Products

     The Company's principal products are contained in one primary product line, the Posi-Track product line. All products under this product line utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each. Wheeled vehicles have less traction, are less stable than tracked vehicles and cannot operate on soft, wet, slippery, rough or hilly terrain. Steel tracks damage the surfaces on which they operate. Also, the significant ground pressure of both wheeled and steel track vehicles creates compacted soil. The rubber track utilized in the Posi-Track product line provides the traction, stability and mobility of tracked vehicles, but does not damage surfaces. In addition, all Posi-Tracks have extremely low ground pressure which means they will not cause significant soil compaction.

     The Company began manufacturing the Track Truck in 1984. The current Track Truck model is the HPT 2800 and is used primarily in over-the-snow applications. The Company began manufacturing the Posi-Track Model MD-70 for sale in 1991. In July 1997, the Company began selling the Posi-Track HD 4500 series, which is larger than the MD-70 and has additional features not available on the current model MD-70, most notably a maintenance-free suspension which eliminated all periodic maintenance on the suspension parts. In October 1997, the Company began selling the Posi-Track DX 4530, the largest of all the Posi-Track models produced. The DX 4530 is used primarily in over-the-snow applications. The DX 4530 has features not found on either the MD-70 or HD 4500 models. In August 1998, the Company began selling the Posi-Track 2800 series. The 2800 series integrated the size, weight and operating capabilities of the Company's Model MD-70 Posi-Track with the maintenance-free undercarriage currently in use on the Company's HD 4500 and DX 4530 models. In July 1999, the Company began manufacturing the 4810, which incorporates a Caterpillar engine and other Caterpillar components. The 4810 is intended to be a replacement to the HD 4500 series. In June 1999, the Company introduced a smaller concept rubber tracked vehicle. This concept vehicle is significantly smaller than any of the Company's existing models and will be sold to the landscape and homeowner market. The Company anticipates beginning production of this model in the second quarter of 2000. The vast majority of the Company's future production is expected to be devoted to the 4810, the 2800 series and the new smaller vehicle. The Company may, from time to time, build its other models on an as needed basis.

     The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon, Kevlar and fiberglass rods. The majority of the Company's Posi-Track products feature a maintenance-free suspension with no grease fittings. The Posi-Track products utilize diesel engines manufactured by various engine manufacturers. The current model Posi-Tracks utilize engines manufactured by Isuzu and Caterpillar.

     Posi-Track Crawler/Tractor Models.

     The Company believes its Posi-Tracks are ideal replacements to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. Their standard quick-attach mechanism enables them to operate the attachments used by skid-steers. They are also designed to be used with a dozer attachment. In addition, their three-point hitch attachment and reversible seating allow them to function as a small tractor.

     The Posi-Track's weight is distributed over its two tracks, which have a ground surface of approximately 102 x 18 inches per track, which results in an average ground pressure of approximately 2-3 pounds per square inch, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as a Posi-Track. The Posi-Track's low ground pressure allows it to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. The Posi-Track's low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.

     Posi-Tracks are multi-purpose vehicles which the Company believes are attractive to customers principally because of their:

     . Size. Posi-Tracks equipped with a loader, weigh approximately 7,400 to 8,500 pounds, depending on model, and have an approximate ground pressure of 3 pounds per square inch. The overall size of a Posi-Track is comparable to a typical skid steer.

     . Features. The Posi-Track's loader includes a quick-attach mechanism which allows for use of a wide range of attachments, manufactured both by the Company and others such as a bucket, forklift, rake, mower and snowblower. Posi-Tracks can accept a category one or category two three-point hitch, depending on model. A dozer blade and backhoe are also available for all Posi-Tracks.

     . Price. The current retail price of a Posi-Track ranges from approximately $42,600 for a model 2800 with a loader, bucket and quick-attach mechanism to approximately $52,000 for a 4810 with a loader, bucket and quick-attach mechanism. Although the most common skid-steer vehicles have a slightly lower base price, comparably equipped skid-steers cost approximately the same as a Posi-Track 2800.

     . Ease of Operation. Posi-Tracks feature a reversible driver's seat which allows an operator to face either end of the vehicle for better control. All Posi-Track models are maneuverable and can easily turn in their own length.

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

     Over-the-Snow Models

     The Company manufactures two additional models, the Track Truck and the DX 4530, which are primarily marketed towards over-the-snow applications, such as snow trail grooming for snowmobile and ski trails. With the increased popularity and production of the Company's Posi-Track crawler/tractor models, the production and sales of the over-the-snow models has greatly decreased over the last several years. In 1999, sales related to over-the-snow models accounted for approximately 2.5% of the Company's net sales. The Company anticipates it may manufacture these models in the future, but only on a build to order basis.

Sales and Marketing

     Prior to entering into its strategic alliance with Caterpillar in October 1998, the Company sold and distributed its Posi-Tracks primarily through independent construction and farm equipment dealers in the United States and limited areas of Canada and New Zealand. The Company also began distributing its DX 4530 through selected Posi-Track dealers in the United States during 1998.

     Subsequent to entering into its strategic alliance with Caterpillar, the Company's Posi-Track products have begun being distributed through Caterpillar's worldwide dealer network which consists of 195 dealers in approximately 200 countries. In the United States, there are 64 Caterpillar dealers representing approximately 400 dealer locations. The Company is first distributing its Posi-Track products to Caterpillar dealers in North America and certain Caterpillar dealers in Australia. The Company believes its association with Caterpillar will provide the necessary dealer locations to adequately cover the available market for its Posi-Track products.

     As of March 1, 2000, 50 Caterpillar dealers and 15 independent dealers representing over 350 locations in the United States, Canada and Australia sell and service the Company's machines. The Company anticipates it will expand further into Canada, Australia, Central America and South America in 2000.

     As of October 1998 (prior to the Caterpillar transaction), the Company had 5 Caterpillar dealers and 50 independent dealers with approximately 120 total dealer locations. From October 1998 to March 2000, the number of independent Posi-Track dealers has been reduced as they decided to no longer carry the Company's products. In addition, one Caterpillar dealer had their Posi-Track trade area reduced as they were selling into the trade area of several other Caterpillar dealers. This dealer was the Company's largest customer for 1998, accounting for approximately 21% of the Company's net sales in 1998.

     The Company sells and distributes the Track Truck in the United States through three independent dealers as well as in-house sales and marketing efforts. Sales of the Company's products in geographic areas outside the above-mentioned areas are made on a direct basis through in-house sales and marketing efforts.

     The construction and farm equipment industries, in which the Posi-Track models compete, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Posi-Track have generally been greater in the spring and summer.

     In 1999, no customers accounted for over 10% of the Company's net sales. During 1998, approximately 21% of the Company's net sales were made to one unaffiliated customer. In 1997, approximately 27% of the Company's net sales were made to two unaffiliated customers, each accounting for over 10% of sales.

     As of March 15, 2000, the Company had orders for approximately $3.1 of Posi-Tracks and related accessories. As of March 22, 1999, the Company had orders for approximately $3.0 million of Posi-Tracks and related accessories.

     The Company generally does not offer financing on its vehicles, but has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. The Company has an agreement with John Deere Credit whereby John Deere Credit will provide floor plan financing to certain of the Company's Posi-Track dealers. For 1999, 1998 and 1997, approximately 2%, 8% and 10%, respectively, of the Company's sales were financed through John Deere Credit. Company financed sales were less than 1% of the Company's sales for the years 1997 through 1999.

     The agreement with John Deere Credit requires the Company to repurchase any units not paid for by the purchaser within the terms of the respective agreements. As of February 28, 2000, the total amount owed to John Deere Credit by dealers under the Company's agreement was approximately $332,000.

Affiliation with Caterpillar

     On October 14, 1998, ASV entered into a Securities Purchase Agreement (the "Purchase Agreement") with Caterpillar Inc. ("Caterpillar"). This Purchase Agreement was approved by the Company's shareholders on January 28, 1999 and closed January 29, 1999. Pursuant to the Purchase Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's Common Stock and a warrant (the "Warrant") to purchase an additional 10,267,127 newly issued shares of the Company's Common Stock at a price of $21.00 per share (the "Transaction"). The Purchase Agreement provided that, upon closing, the Company's Board of Directors would be increased from eight to ten members and the Company's Board of Directors appointed two members designated by Caterpillar.

     In connection with entering into the Purchase Agreement, the Company and Caterpillar have entered into several ancillary agreements. First, the Company and Caterpillar have entered into a commercial alliance agreement (the "Commercial Alliance Agreement") pursuant to which Caterpillar will provide the Company with access to its worldwide dealer network and will make various management, financial and engineering resources available to the Company. In addition, Caterpillar and the Company have entered into various other agreements pursuant to which Caterpillar and the Company will supply each other with certain components, Caterpillar will agree to allow the Company to use certain of its trademarks and trade dress in the event certain conditions are met and Caterpillar and the Company will agree to share certain technologies, all at certain costs. Material terms of these ancillary agreements are described below.

     The Commercial Alliance Agreement. The Commercial Alliance Agreement provides that the Company and Caterpillar will enter into certain agreements, each of which is discussed below.

     Marketing Agreement. The Marketing Agreement requires Caterpillar to provide the Company with access to its worldwide distribution network, in part, by promoting the sale of the Company's products to Caterpillar's dealers. Caterpillar will first promote ASV's products in North America and gradually extend such promotion throughout the world consistent with a joint marketing plan to be developed by the Company and Caterpillar. In addition, under the Marketing Agreement, Caterpillar intends to handle orders for the Company's products and administer its warranties. In consideration for Caterpillar's services under the Marketing Agreement, ASV will pay to Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments sold to Caterpillar dealers plus the costs of certain services provided by Caterpillar. The Marketing Agreement was entered into between Caterpillar and the Company on January 29, 1999.

     Trademark and Trade Dress License Agreement. The Marketing Agreement provides that the Company and Caterpillar enter into a Trademark and Trade Dress License Agreement (the "License Agreement") at such time as the Company's products have been evaluated by Caterpillar and have been found to meet Caterpillar's quality and safety standards in accordance with Caterpillar's established testing and validation procedures. The License Agreement will provide, in part, that Caterpillar will grant to the Company the non-exclusive, non-transferable right and license to use certain trademarks of Caterpillar on the Company's products for a fee equal to a percentage of the dealer net price for products sold to dealers with such trademarks. The term of the License Agreement will be five years from the date of the signing of the License Agreement, unless earlier terminated by mutual consent of the Company and Caterpillar. Although no time frame for the evaluation of the Company's products has been agreed to, the Company anticipates that such process may take from two to four years, or longer. The Company and Caterpillar have currently chosen to focus on product offerings without the Caterpillar trademark and have elected not to pursue this portion of the Marketing Agreement at the current time.

     Management Services Agreement. Under the Management Services Agreement, Caterpillar will make available to the Company general management support in connection with the day-to-day operation of its business, commercial development and marketing research services, financial planning services, such other administrative services as Caterpillar and the Company may subsequently agree to in writing, and manufacturing and engineering services. In consideration for Caterpillar's obligations under the Management Services Agreement, the Company will pay Caterpillar a fee equal to Caterpillar's fully-loaded cost, as defined in the Management Services Agreement, plus an administrative surcharge (or such other fee as the parties may agree upon). The Management Services Agreement remains in effect indefinitely until otherwise terminated by the parties and was entered into between Caterpillar and the Company on January 29, 1999.

     Other Agreements. The Commercial Alliance Agreement also provides that the Company and Caterpillar enter into several additional agreements, the terms of which, including the fees and costs to be paid thereunder, may be negotiated in the future as the need warrants. These agreements are as follows:

     Service Agreements. The parties have agreed to enter into Service Agreements pursuant to which Caterpillar will offer to ASV financial services, logistics services and services to promote ASV's products to governmental bodies, either through Caterpillar or a wholly owned subsidiary of Caterpillar, and ASV will agree to use such services if the prices to be negotiated for such services are competitive from a total value point of view. Caterpillar and the Company have chosen to operate under this portion of the Commercial Alliance Agreement without a formal Service Agreement.

     Supply Agreement (Caterpillar to ASV). The parties have agreed to enter into a Supply Agreement (Caterpillar to ASV) pursuant to which Caterpillar will offer to supply Caterpillar components to ASV for incorporation into ASV's products, including, without limitation, diesel engines, and ASV will agree to purchase such components from Caterpillar if the terms upon which such components are offered for sale to ASV are competitive from a total value point of view. Caterpillar and the Company have chosen to operate under this portion of the Commercial Alliance Agreement without a formal Supply (Caterpillar to ASV) Agreement

     Supply Agreement (ASV to Caterpillar). The parties have agreed to enter into a Supply Agreement (ASV to Caterpillar) pursuant to which ASV will offer to supply ASV components to Caterpillar for incorporation into Caterpillar's products that do not compete with ASV's products and ASV will further agree to license to Caterpillar the intellectual property rights necessary for Caterpillar to manufacture such components in the event it becomes economically impractical for ASV to supply such components. Events giving the need for a formal Supply Agreement (ASV to Caterpillar) have not yet occurred, therefore no Supply Agreement (ASV to Caterpillar) has been entered into.

     Technology License Agreement (ASV to Caterpillar). The parties have agreed to enter into a Technology License Agreement (ASV to Caterpillar) pursuant to which ASV will offer to license to Caterpillar, on an exclusive (except as to ASV) and royalty bearing basis, the right to use ASV's proprietary patents and know-how relating to all-terrain rubber track vehicles in the design, manufacture, use and sale of Caterpillar's products that do not compete directly with ASV's products (subject to ASV's right to supply components to Caterpillar pursuant to the Supply Agreement (ASV to Caterpillar) described above). Events giving the need for a formal Technology License Agreement have not yet occurred, therefore no Technology License Agreement has been entered into.

     Joint Venture Agreement. The parties have agreed to enter into a Joint Venture Agreement pursuant to which ASV and Caterpillar will establish a 50-50 joint venture company to design and develop a line of agricultural tractors utilizing key aspects of the parties' respective technology and know-how. Caterpillar and the Company have had preliminary discussions regarding the Joint Venture, although a formal Joint Venture Agreement has not been entered into.

     Caterpillar currently owns approximately 8.7% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants) and has the right to own up to approximately 51.8% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants) upon exercise of the Warrant.

Competition

     The markets in which the Posi-Track competes are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Gehl, Deere & Co. and Caterpillar Inc. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market. In 1999, Ingersoll Rand introduced a rubber track skid steer which would be considered comparable in size to the Company's Posi-Track 2800 series.

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

Warranty

     The Company provides a limited warranty to purchasers of its products. The warranty covers defects in materials and workmanship for a period of one year from the delivery date. The rubber tracks used on the Company's products carry a pro-rated warranty up to 2,000 hours of usage. Components which are not manufactured by the Company are subject only to the warranty of the manufacturer of the component and may be greater in length than the limited warranty provided by the Company.

     On September 1, 1999, the Company's warranty policy changed with respect to all machines sold after that date. This was done in conjunction with the Company integrating its computer system with Caterpillar's computer system to allow Caterpillar dealers to process warranty claims on-line, eliminating the need to file paper warranty claims. The changes in the Company's warranty policy include the elimination of reimbursing dealer labor relating to warranty repairs, eliminating travel costs relating to warranty repairs and the elimination of the 15% warranty discount provided on parts used in warranty repairs. In addition, should a Caterpillar manufactured part, such as an engine, fail during the warranty period, Caterpillar is responsible for providing the warranty on that part.

     The Company plans to offer an extended warranty in 2000 through an unaffiliated company. This unaffiliated company would be responsible for administering and paying all warranty claims under this extended warranty program.

Manufacturing and Suppliers

     The Company manufactures and assembles its products at its facility in Grand Rapids, Minnesota. See "Item 2. Description of Property." The majority of the component parts are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard "off-the-shelf" parts purchased by the Company and incorporated into its vehicles. Others, such as the rubber track, undercarriage components and loader, are manufactured specifically for the Company. The remaining parts, such as the Posi-Track frame, are manufactured on site for incorporation into the vehicles. In order to help reduce production costs, the Company periodically reviews those parts that may be more cost-effective to manufacture in-house.

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

     In 1999, the Company filed patent application with the U.S. Patent Office pertaining to its undercarriage and drive sprocket mechanism. There can be no guarantee that a patent will be granted with respect to this application.

     The Company has registered the trademark Track Truck(R) with the U.S. Patent and Trademark Office and claims common law trademark rights in the names Posi-Track(TM), Posi-Turn(TM) and Snow Saver(TM). Despite these protections, it may be possible for competitors or users to copy aspects of the Company's products.

     The Company believes that patent and trademark protection is less significant to its competitive position than the knowledge, ability and experience of the Company's personnel, product enhancements, new product development and the ongoing reputation of the Company.

Research and Development

     During the years ended December 31, 1999, 1998 and 1997, the Company spent approximately $531,000, $319,000 and $217,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models and enhancements to existing products.

Insurance

     The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the life of Mr. Lemke.

Employees

     As of March 15, 2000, the Company had 112 employees, two of whom are part-time. The Company's employees include four in management, 16 in administration, 14 in sales and marketing and 78 in manufacturing, engineering and research and development. The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work at the Company's Grand Rapids facility.

Item 2.   Description of Property

     The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provides for monthly rental payments to January 2018, with a balloon payment of approximately $756,000 in January 2003. The Grand Rapids facility has been the Company's primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $195,000, but can be reduced or forgiven over a remaining period of six years if certain minimum employment levels are met and maintained during the applicable year.

     The Company also owns a parcel of land consisting of 63 acres and six buildings with a total of 47,000 square feet, which it uses for its research and development facility and additional warehousing.

     The Company believes that its properties are adequately covered by insurance.

Item 3.   Legal Proceedings

     During its 1999 fiscal year, the Company was not involved in any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock trades on the Nasdaq Stock Market(R) under the ticker symbol ASVI. The following table sets forth sales price information for the periods indicated, as adjusted to reflect the Company's three-for-two stock splits, effective January 21, 1997 and May 15, 1998:

     Year Ended December 31, 1999         High      Low
     ----------------------------         ----      ---
     First Quarter                       $18.50   $15.00
     Second Quarter                       23.88    15.25
     Third Quarter                        23.00    14.37
     Fourth Quarter                       16.69    12.38

     Year Ended December 31, 1999         High      Low
     ----------------------------         ----      ---
     First Quarter                       $20.00   $14.50
     Second Quarter                       25.88    16.83
     Third Quarter                        26.38    14.13
     Fourth Quarter                       21.50    14.88

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

     As of March 15, 2000, the Company had approximately 269 holders of record of its Common Stock (not including beneficial holders). The Company believes it has approximately 4,500 beneficial holders of its Common Stock.

Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

Item 6.   Selected Financial Data

  (Dollar amounts in thousands,                Year ended December 31,
  except per share data)             1999     1998      1997      1996     1995
  ------------------------------------------------------------------------------
  Net Sales.....................   $36,168  $39,019   $24,316   $12,266   $8,245
  Net Income....................     1,412    3,366     2,324       922      440
  Net Income Per Share-Diluted..       .14      .40       .28       .12      .06
  Total Assets..................    48,650   29,533    19,215    13,410    6,322
  Long-Term Liabilities.........     2,197    2,464     7,021     5,697      643
  Shareholders' Equity..........    39,096   19,515     9,957     6,287    5,078

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------  --------  --------
       Net sales..................................     100.0%    100.0%    100.0%
       Cost of goods sold.........................      76.7      75.6      74.5
       Gross profit...............................      23.3      24.4      25.5
       Selling, general & administrative expense..      15.7       8.9       9.2
       Operating income...........................       6.2      14.7      15.4
       Interest expense...........................       0.8       1.5       1.6
       Net income.................................       3.9       8.6       9.6

     Net Sales. Net sales for the year ended December 31, 1999 decreased 7% to approximately $36,168,000 compared with $39,019,000 in 1998. This decrease is the result of several offsetting factors. First, the Company closed the Transaction with Caterpillar in January 1999. The Company spent much of 1999 transitioning from its mostly independent dealer network to the Caterpillar dealer network. Based on the success the Company had selling to Caterpillar dealers in prior years, it was felt the transition to additional Caterpillar dealers would be a relatively simple process. However, the degree to which these additional Caterpillar dealers embraced new products, such as ASV's Posi-Track, varied greatly. This required increased training and market development activity by both the Company and the dealers to get the necessary marketing programs and other support in place. During this time period, sales decreased. Second, in 1999, the Company introduced a new model Posi-Track, the 4810, that incorporated many Caterpillar components. The initial production of the 4810 was later than anticipated due to delays encountered during the initial production process, leading to decreased sales during primarily the third quarter of 1999. Offsetting these two factors was in an increase in sales of approximately $2.3 million relating to Posi-Track machines sold under military contracts.

     Net sales for the year ended December 31, 1998 increased 60% to approximately $39,019,000 compared with $24,316,000 in 1997. The increase can be attributed to a combination of several factors. First, the Company expanded its network of Posi-Track dealers in 1998. Prior to the announcement of the Transaction with Caterpillar in October 1998, the Company had approximately 120 dealer locations able to distribute its Posi-Track products compared with 91 at March 1998. Second, 1998 was the first full year of sales for the Company's HD 4500 series Posi-Track which accounted for approximately 75% of all units shipped in 1998. Sales of the HD 4500 series began in the third quarter of 1997. Third, the Company introduced the MD 2800 series in the third quarter of 1998, which accounted for approximately 19% of all units shipped in 1998. The Company believes the two additional model Posi-Tracks available for sale in 1998 and the maintenance-free undercarriage found on these models were responsible for the sales decrease of the MD-70 Posi-Track in 1998. Fourth, the Posi-Track model DX 4530 was available for the full year in 1998. 1998 sales of the Posi-Track DX 4530 increased approximately 47% over 1997. Conversely, sales of the Company's Track Truck decreased approximately 54% as customers purchased the DX 4530 instead of the Track Truck. Lastly, sales of service parts increased 80% in 1998 as the number of machines in service continues to increase. Also, sales of used equipment increased 67% in 1998 as the Company has been able to increase its used equipment offerings and devote additional marketing efforts towards its sale.

     Gross Profit. For the year ended December 31, 1999, gross profit decreased 12% to approximately $8,429,000 compared with approximately $9,531,000 for 1998. This decrease is a result of decreased sales in 1999 as discussed above and a decrease in the Company's gross profit percentage from 24.4% in 1998 to 23.3% in 1999. The decreased gross profit percentage is due to several factors. First, as discussed above, the Company experienced delays resulting in production inefficiencies during its initial start up of production for the 4810 during the third quarter of 1999. Second, the military contract discussed above had a significantly lower gross profit percentage than the Company's typical sales to its dealers. This was due to the high subcontract costs on this military contract. Also, the Company experienced increased warranty costs as a percentage of net sales, mainly from earlier model machines, which were not fully recovered from its vendors.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $3,480,000 in 1998 to $5,671,000 in 1999. As a percentage of net sales, these expenses increased from 8.9% of net sales in 1998 to 15.7% of net sales in 1999. The increased level of expenses was due to several factors. First, the Company began paying a commission to Caterpillar for sales to its dealers in 1999, which accounted for approximately 42% of the increase. Second, the Company increased its marketing efforts to assist in the transition of selling to Caterpillar dealers. These marketing efforts included increased start up, training and market development costs, as well as additional sales and support personnel hired to service the dealers added in 1999. In addition, the Company integrated its computer system with Caterpillar's to allow Caterpillar dealers to place orders for whole machines and parts and process warranty claims in a similar fashion as they do with Caterpillar. The increased expenses combined with the decreased sales caused an increase in selling, general and administrative expenses when expressed as a percentage of net sales. The Company anticipates its selling, general and administrative expenses will increase as the Company's net sales increase.

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

     Research and Development. Research and development expenses for the year ended December 31,1999 increased approximately $212,000 to $531,000. The increase is due primarily to the introduction of the 4810 model Posi-Track, continued work on the Company's new smaller machine and enhancements to the existing Posi-Track models.

     For the twelve months ended December 31, 1998, research and development expenses increased to approximately $319,000 compared with approximately $217,000 in 1997. The increase is due primarily to the introduction of the 2800 series Posi-Track in 1998 and enhancements to existing Posi-Track models.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     Interest Expense. Interest expense was approximately $306,000, or 0.8% of net sales, in 1999 compared with $576,000, or 1.5% of net sales, in 1998 and $399,000, or 1.6% of net sales, in 1997. The decrease in 1999 is the combination of two offsetting factors. Interest expense decreased in 1999 as the Company's convertible debentures were exchanged for common stock in 1998. Offsetting this decrease was an increase in borrowings under the Company's line of credit during 1999. The increased interest expense in 1998 was due to the expansion of the Company's manufacturing facilities and the related debt thereon. In addition, in connection with the exchange by the holders of the Company's convertible debentures in the fourth quarter of 1998, the Company paid one additional quarter of interest to those who exchanged their debentures for common stock. This amount represented approximately $81,000 of additional interest expense in 1998.

     Net Income. For the year ended December 31, 1999, net income decreased to approximately $1,412,000, compared with approximately $3,366,000 in 1998. This decrease was due to decreased sales with a lower gross profit and increased operating expenses, offset in part by lower interest expense.

     Net income for the twelve months ended December 31, 1998 was approximately $3,366,000, compared with approximately $2,324,000 in 1997. The increase was due to increased sales and profitability on those sales, offset, in part, by increased operating expenses.

Liquidity and Capital Resources

      At December 31, 1999, the Company's working capital increased $19,082,000 to approximately $36,497,000. The primary reason for the increase was the Company's Transaction with Caterpillar, which resulted in an immediate increase in working capital of $18 million. The Company utilized the proceeds from the Transaction initially to pay off advances under its line of credit and to fund current operations. Inventory levels increased 73% compared with December 31, 1998 due to several reasons. During the transition to Caterpillar dealers, the Company chose not to reduce its production levels, but instead, increased its finished goods, primarily its 2800 series Posi-Tracks. The Company is in the process of marketing these finished units to its current dealers, as well as additional international Caterpillar dealers. Other reasons for the inventory increase include the general increase in inventory needed to begin production of the new 4810 model Posi-Track, the long lead times to purchase certain inventory items, and the need to inventory service parts for older model machines that are in the field. In addition, as the Company transitioned from independent dealers to Caterpillar dealers, the Company chose to repurchase the inventory held by the independent dealers. To the extent possible, this inventory was transferred to the new Caterpillar dealer. Any inventory not transferred was brought to the Company's facilities and accounted for the majority of the $3.4 million increase in used equipment held for resale. The Company anticipates it will be able to reduce its inventory levels in 2000. Current liabilities decreased slightly from 1998, with the Company's line of credit borrowings increasing to fund current operations and accounts payable decreasing as the Company reduced its purchasing volume in the fourth quarter of 1999. Accrued commission increased in 1999 with the closing of the Transaction with Caterpillar.

     At December 31, 1998, the Company's working capital increased to approximately $17,416,000 from approximately $13,342,000 at December 31, 1997. This increase was due primarily to the increase in the Company's inventory and accounts receivable levels, offset, in part, by increases in accounts payable and borrowings on the Company's line of credit. The Company's sales during the fourth quarter of 1998 were approximately $3,290,000 less than the third quarter of 1998, due to dealer transition matters related to the Caterpillar Transaction. During the fourth quarter, the Company chose not to reduce its production levels, but instead, increased its finished goods. This decision, along with the overall increase in the Company's business activity, caused inventory levels to increase 61% from 1997. Accounts receivable increased as more of the Company's sales occurred in December in fourth quarter 1998 compared with fourth quarter 1997. With the decrease in fourth quarter 1998 sales, the Company began drawing on its line of credit, with the outstanding advances under the line totaling $3,535,000 at December 31, 1998. With the increase in the Company's overall volume, accounts payable increased approximately $1,439,000, or 98%, at December 31, 1998. Due to the exercise of certain stock options in the latter half of 1998, the Company had no liability for income taxes at December 31, 1998. In addition, the current portion of long-term liabilities increased approximately $219,000 due to the additional debt incurred for the Company's facility expansion and the acquisition of land and buildings for storage and to house the Company's research and development activities

     Since the closing of the Transaction with Caterpillar on January 29, 1999, the Company has been working closely with Caterpillar and its dealers to introduce the Company's products to those Caterpillar dealers not currently selling and servicing the Posi-Track product line. The Company spent much of 1999 meeting with potential Caterpillar dealers and educating them on the benefits of a rubber tracked machine. The Company also put in place many systems that it believes will help Caterpillar dealers interface with the Company. In September 1999, the Company's computer systems were integrated with Caterpillar's computer systems. This allows Caterpillar dealers to order machines, attachments, parts and process warranty claims on-line in a manner similar to how they perform these tasks with Caterpillar factories. As of March 1, 2000, 50 Caterpillar dealers and 15 independent dealers representing over 350 locations in the United States, Canada and Australia sell and service the Company's machines. The Company anticipates it will expand further into Australia, Canada and Central and South America in 2000.

     In June 1999, the Company introduced a new smaller concept machine, intended for the landscape and homeowner markets. Weighing approximately 2,600 pounds, this machine is significantly smaller than any of the Company's previous models. The Company intends to build its first production run of this machine in the second quarter of 2000 at its Grand Rapids facility. The raw materials for this machine will be purchased from many of the same suppliers the Company is currently using for its other products. The machine is expected to be sold through multiple distribution channels and will have a retail price of approximately $20,000.

     On September 1, 1999, the Company's warranty policy changed with respect to all machines sold after that date. This was accomplished at the same time as the integration of the Company's computer system with Caterpillar's computer system to allow Caterpillar dealers to process warranty claims on-line, eliminating the need to file paper warranty claims. The changes in the Company's warranty policy include the elimination of reimbursing dealers labor relating to warranty repairs, eliminating travel costs relating to warranty repairs and the elimination of the 15% warranty discount provided on parts used in warranty repairs. In addition, should a Caterpillar manufactured part, such as an engine, fail during the warranty period, Caterpillar is responsible for providing the warranty on that part. The Company believes the change to its warranty policy will reduce its warranty expense in the future.

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

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-K which are not historical facts are forward-looking statements including the statements regarding the Company's expected revenue, profitability and other financial results in 2000 and beyond and the Company's capital needs. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses or the activities of competitors. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

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

Item 8.      Financial Statements and Supplementary Data

     The following financial statements and financial schedules are attached as a separate section immediately following the signature page of the Annual Report on Form 10-K:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 11.     Executive Compensation

     The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 13.     Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

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

     (a) (2) Financial Statement Schedules

             The following items are attached as a separate section immediately following the financial statements included in this Annual Report on Form 10-K:

             Report of Independent Certified Public Accountants on the Financial Statement Schedules for the years ended December 31, 1999, 1998 and 1997

             Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

     (a) (3) Exhibits

   Exhibit
   Number    Description
   ------    -----------
     3.1     Second Restated Articles of Incorporation of the Company (a)

     3.1a Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (e)

     3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (h)

     3.2     Bylaws of the Company (a)

     3.3     Amendment to Bylaws of the Company adopted April 13, 1999 (l)

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

     4.8 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

     4.9     Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

     4.10 Option Certificate dated as of October 14, 1998 between Caterpillar Inc and the Company (h)

     4.11 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

     10.1 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board, the Grand Rapids Economic Development Authority ("EDA") and the Company (b)

     10.2 Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)

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

     10.8 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (d)

     10.9 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

     10.10 First Amendment to Credit Agreement dated September 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

     10.11 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

     10.13 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

     10.14 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

     10.15 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

        11   Statement re: Computation of Per Share Earnings

        22   List of Subsidiaries (a)

        23   Consent of Grant Thornton LLP, independent auditors

        27   Financial Data Schedule for the year ended December 31, 1999

        99   Risk Factors (k)

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

             (l) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

              * Indicates management contract or compensation plan or arrangement.

     (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 A.S.V., Inc.

       /s/ Gary Lemke                               Date: March 29, 1999
     -------------------------                      --------------------
     By: Gary Lemke, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Philip C. Smaby                                   Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Philip C. Smaby, Chairman of the Board
         and Director

     /s/ Jerome T. Miner                                   Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Jerome T. Miner, Vice-Chairman of the Board
         and Director

     /s/ Gary Lemke                                        Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Gary Lemke, President and Director
         (Chief Executive Officer)

     /s/ Edgar E. Hetteen                                  Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Edgar E. Hetteen, Vice President and Director

     /s/ James Dahl                                        Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: James Dahl, Director

     /s/ Leland T. Lynch                                   Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Leland T. Lynch, Director

     /s/ Karlin S. Symons                                  Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Karlin S. Symons, Director

     /s/ R. E. Turner, IV                                  Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: R. E. Turner, IV, Director

     /s/ Richard A. Benson                                 Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Richard A. Benson, Director

     /s/ Richard A. Cooper                                 Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Richard A. Cooper, Director

     /s/ Thomas R. Karges                                  Date: March 29, 1999
     -----------------------------------------------       --------------------
     By: Thomas R. Karges, Chief Financial Officer

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE


Board of Directors
A.S.V., Inc.

     In connection with our audit of the consolidated financial statements of A.S.V., Inc. referred to in our report dated February 22, 2000, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 1999, we have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                       GRANT THORNTON LLP

Minneapolis, Minnesota
February 22, 2000

                                   ASV, Inc.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1999 and 1998



         ASSETS                                                                                            1999           1998
                                                                                                        -------------  -------------
CURRENT ASSETS
 Cash and cash equivalents                                                                                $   743,184    $   308,565
 Short-term investments                                                                                     1,247,696        243,035
 Accounts receivable (net of allowance for doubtful accounts
    of $40,000                                                                                              8,661,049      4,563,840
 Inventories                                                                                               32,391,256     18,776,758
 Prepaid expenses and other                                                                                   771,418        912,457
 Income taxes receivable                                                                                       39,658        163,989
                                                                                                          -----------    -----------
         Total current assets                                                                              43,854,261     24,968,644
                                                                                                          -----------    -----------
PROPERTY AND EQUIPMENT, NET                                                                                 4,795,674      4,563,996
                                                                                                          -----------    -----------
                                                                                                          $48,649,935    $29,532,640
                                                                                                          ===========    ===========

         LIABILITIES AND
          SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Line of credit                                                                                           $ 4,080,000    $ 3,535,000
 Current portion of long-term liabilities                                                                     254,412        219,417
 Accounts payable                                                                                           1,775,883      2,913,526
 Accrued liabilities
  Compensation                                                                                                252,708        281,055
  Commissions                                                                                                 306,831              -
  Warranties                                                                                                  450,000        400,000
  Other                                                                                                       237,134        204,017
                                                                                                          -----------    -----------
         Total current liabilities                                                                          7,356,968      7,553,015
                                                                                                          -----------    -----------
LONG-TERM LIABILITIES, less current portion
 Capital lease obligation                                                                                   2,197,046      2,289,114
 Note payable                                                                                                       -        175,271
                                                                                                          -----------    -----------
                                                                                                            2,197,046      2,464,385
                                                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES                                                                                       -              -
SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 11,250,000 shares authorized; no shares outstanding                                              -              -
  Common stock, 33,750,000 shares authorized; shares issued and outstanding - 9,686,457 in 1999 and
   8,601,835 in 1998                                                                                           96,865         86,018
 Additional paid-in capital                                                                                30,859,403     12,701,622
 Retained earnings                                                                                          8,139,653      6,727,600
                                                                                                          -----------    -----------
                                                                                                           39,095,921     19,515,240
                                                                                                          -----------    -----------
                                                                                                          $48,649,935    $29,532,640
                                                                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                 A.S.V., Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 Years ended December 31, 1999, 1998 and 1997


                                                            1999          1998          1997
                                                        ------------  ------------  ------------

Net sales                                               $36,168,415   $39,018,904   $24,315,591

Cost of goods sold                                       27,739,554    29,487,983    18,113,910
                                                        -----------   -----------   -----------

     Gross profit                                         8,428,861     9,530,921     6,201,681
                                                        -----------   -----------   -----------

Operating expenses
 Selling, general and administrative                      5,670,629     3,479,911     2,230,399
 Research and development                                   531,375       319,324       216,888
                                                        -----------   -----------   -----------
                                                          6,202,004     3,799,235     2,447,287
                                                        -----------   -----------   -----------

     Operating income                                     2,226,857     5,731,686     3,754,394
                                                        -----------   -----------   -----------

Other income (expense)
 Interest expense                                          (306,202)     (576,224)     (398,589)
 Interest income                                            229,405        98,465       223,111
 Other, net                                                  16,993        92,128        74,641
                                                        -----------   -----------   -----------
                                                            (59,804)     (385,631)     (100,837)
                                                        -----------   -----------   -----------

     Income before income taxes                           2,167,053     5,346,055     3,653,557

Provision for income taxes                                  755,000     1,980,000     1,330,000
                                                        -----------   -----------   -----------

     NET EARNINGS                                       $ 1,412,053   $ 3,366,055   $ 2,323,557
                                                        ===========   ===========   ===========

Net earnings per common share
  Basic                                                 $       .15   $       .43   $       .32
                                                        ===========   ===========   ===========

  Diluted                                               $       .14   $       .40   $       .28
                                                        ===========   ===========   ===========

Weighted average number of common shares outstanding
  Basic                                                   9,586,032     7,764,504     7,366,117
                                                        ===========   ===========   ===========

  Diluted                                                 9,941,616     9,015,513     8,900,651
                                                        ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                                 A.S.V., Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 Years ended December 31, 1999, 1998 and 1997

                                                              Additional
                                         Common stock          paid-in      Retained
                                     --------------------
                                       Shares      Amount      capital      earnings      Total
                                     ----------  ----------   -----------  ----------  -----------
Balance at December 31, 1996          7,215,988  $   72,160   $ 5,176,985  $1,037,988  $ 6,287,133
 Exercise of stock options              302,322       3,023       174,186           -      177,209
 Tax benefit from exercise of
  stock options                               -           -     1,018,000           -    1,018,000
 Warrant earned                               -           -       151,200           -      151,200
 Net earnings                                 -           -             -   2,323,557    2,323,557
                                     ----------  ----------   -----------  ----------  -----------
Balance at December 31, 1997          7,518,310      75,183     6,520,371   3,361,545    9,957,099
 Exercise of stock options and
  warrants                              456,248       4,562     1,281,722           -    1,286,284
 Tax benefit from exercise of
  stock options                               -           -       835,000           -      835,000
 Cost of shares retired                 (54,535)       (545)   (1,074,186)          -   (1,074,731)
 Exchange of convertible
  debentures, net of exchange costs     681,812       6,818     4,987,515           -    4,994,333
 Warrant earned                               -           -       151,200           -      151,200
 Net earnings                                 -           -             -   3,366,055    3,366,055
                                     ----------  ----------   -----------  ----------  -----------
Balance at December 31, 1998          8,601,835      86,018    12,701,622   6,727,600   19,515,240
 Issuance of common stock, net of
  issuing costs                       1,000,000      10,000    17,539,173           -   17,549,173
 Exercise of stock options              115,740       1,158       801,541           -      802,699
 Tax benefit from exercise of
  stock options                               -           -       270,000           -      270,000
 Cost of shares retired                 (31,118)       (311)     (604,133)          -     (604,444)
 Warrant earned                               -           -       151,200           -      151,200
 Net earnings                                 -           -             -   1,412,053    1,412,053
                                     ----------  ----------   -----------  ----------  -----------
Balance at December 31, 1999          9,686,457  $   96,865   $30,859,403  $8,139,653  $39,095,921
                                     ==========  ==========   ===========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                                 A.S.V., Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1999, 1998 and 1997

                                                                      1999          1998          1997
                                                                  ------------   -----------   -----------
Cash flows from operating activities:
 Net earnings                                                     $  1,412,053   $ 3,366,055   $ 2,323,557
 Adjustments to reconcile net earnings to net cash used in
  operating activities:
   Depreciation and amortization                                       380,750       314,131       207,101
   Interest accrued on capital lease obligation                         48,288        50,242        46,056
   Deferred income taxes                                              (110,000)     (235,000)     (123,000)
   Warrant earned                                                      151,200       151,200       151,200
   Changes in assets and liabilities
     Accounts receivable                                            (4,097,209)   (2,573,934)     (728,678)
     Inventories                                                   (13,614,498)   (7,102,731)   (6,513,674)
     Prepaid expenses and other                                        251,039      (334,561)      (17,953)
     Accounts payable                                               (1,137,643)    1,438,825       695,092
     Accrued liabilities                                               361,601       324,475       112,949
     Income taxes                                                      394,331       469,337     1,020,720
                                                                  ------------   -----------   -----------
       Net cash used in operating activities                       (15,960,088)   (4,131,961)   (2,826,630)
                                                                  ------------   -----------   -----------
Cash flows from investing activities:
 Purchase of property and equipment                                   (612,428)     (564,208)   (1,065,802)
 Purchase of short-term investments                                 (4,523,188)            -      (746,985)
 Redemption of short-term investments                                3,518,527     1,012,125     1,761,578
                                                                  ------------   -----------   -----------
       Net cash provided by (used in) investing activities          (1,617,089)      447,917       (51,209)
                                                                  ------------   -----------   -----------
Cash flows from financing activities:
 Principal payments on long-term liabilities                          (280,632)      (64,876)      (25,265)
 Proceeds from issuance of common stock (net)                       17,549,173             -             -
 Proceeds from exercise of stock options and warrants                  802,699     1,286,284       177,209
 Retirement of common stock                                           (604,444)   (1,074,731)            -
 Proceeds from line of credit advances (net)                           545,000     3,535,000             -
 Costs of exchanging convertible debentures                                  -        (5,667)            -
                                                                  ------------   -----------   -----------
       Net cash provided by financing activities                    18,011,796     3,676,010       151,944
                                                                  ------------   -----------   -----------
       Net increase (decrease) in cash and cash equivalents            434,619        (8,034)   (2,725,895)
Cash and cash equivalents at beginning of period                       308,565       316,599     3,042,494
                                                                  ------------   -----------   -----------
Cash and cash equivalents at end of period                        $    743,184   $   308,565   $   316,599
                                                                  ============   ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                           $    287,262   $   613,337   $   350,072
 Cash paid for income taxes                                            535,145     1,745,663       432,280
                                                                  ============   ===========   ===========

Supplemental disclosure of investing and financing activities:
 Assets acquired by incurring capital lease obligation            $          -   $   327,285   $ 1,302,749
 Assets acquired by incurring promissory note                                -       350,543             -
 Tax benefit from exercise of stock options                            270,000       835,000     1,018,000
 Issuance of common stock in exchange for convertible
    debentures                                                               -     5,000,000             -
                                                                  ============   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                 A.S.V., Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company designs and manufactures track-driven, all-season vehicles and related accessories and attachments in northern Minnesota. The Company sells its products through a national dealer network and also directly to the end user throughout the United States and internationally. In January 1999, the Company entered into an agreement with Caterpillar Inc., whereby the Company also sells to the Caterpillar dealer network.

   Principles of Consolidation
   ---------------------------

   The consolidated financial statements include the accounts of A.S.V., Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash Equivalents
   ----------------

   All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 1999 and 1998, the Company had cash equivalents of approximately $508,000 and $609,000, which consisted of a money market account. The fair value of these investments approximates cost.

   Short-Term Investments
   ----------------------

   The Company considers its short-term investments at December 31, 1999 and 1998 as "available for sale" and, therefore, states its short-term investments at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

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

   Revenue Recognition
   -------------------

   Revenue is recognized when ownership transfers to the customer, which is when products are shipped.

   Advertising Expense
   -------------------

   Advertising is expensed as incurred. Advertising expense was $422,674, $416,194 and $320,545 for 1999, 1998 and 1997.

   Stock Options
   -------------

   The Company accounts for the issuance of stock options to employees using the intrinsic value method. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option.

   Accounting Estimates
   --------------------

   The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the related amounts of revenues and expenses. Actual results could differ from those estimates.

   Reclassifications
   -----------------

   Certain of the 1998 and 1997 amounts have been reclassified to conform with the presentation in the 1999 financial statements.

                                 A.S.V., Inc.

                       December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Net Income Per Common Share
   ---------------------------

   Basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share is computed by dividing net income, plus the interest expense (net of tax) applicable to the convertible debentures in the amount $233,213 and $206,700 for 1998 and 1997, by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended December 31, 1999, 1998 and 1997, 355,584, 1,251,009 and 1,534,534 shares of common stock equivalents were included in the computation of diluted net income per share. Options and warrants to purchase 10,731,252, 381,750, and 381,750 shares of common stock with a weighted average exercise price of $20.88, $18.33 and $18.33 were outstanding at December 31, 1999, 1998 and 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.


NOTE B - SHORT-TERM INVESTMENTS

   Short-term investments consist primarily of a diversified portfolio of taxable governmental agency bonds. As of December 31, 1999 the securities consist of available for sale debt securities which mature in the years 2000 and 2004. At December 31, 1999 and 1998, the fair value of all short-term investments approximated cost. Therefore, net income equals comprehensive income.


NOTE C - INVENTORIES

   Inventories consist of the following:

                                         December 31,
                                   --------------------------
                                      1999           1998
                                   -----------    -----------
     Raw materials,
      semi-finished and
      wip inventory                $19,531,208    $12,980,197
     Finished goods                  7,574,115      3,913,519
     Used equipment
        held for resale              5,285,933      1,883,042
                                   -----------    -----------

                                   $32,391,256    $18,776,758
                                   ===========    ===========


NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                         December 31,
                                   --------------------------
                                      1999           1998
                                   -----------    -----------

     Land                          $   132,635    $   132,635
     Buildings and
        improvements                 3,632,813      3,526,794
     Tooling                           445,904        367,266
     Machinery and
        equipment                    1,500,825      1,209,941
     Vehicles                          337,795        200,908
                                   -----------    -----------
                                     6,049,972      5,437,544
     Less accumulated
        depreciation                 1,254,298        873,548
                                   -----------    -----------

                                   $ 4,795,674    $ 4,563,996
                                   ===========    ===========


NOTE E - LINES OF CREDIT

   The Company has a $10,000,000 line of credit agreement with a bank which is due on demand. The interest rate is variable at prime less one half percent (effective rate of 8.00% and 7.25% as of December 31, 1999 and 1998). As of December 31, 1999, there were advances of $4,080,000 outstanding under this line of credit. At December 31, 1999, the Company was in compliance with or had received a waiver for all bank covenants.


NOTE F - LONG-TERM LIABILITIES

   Convertible Debentures

   During 1996, the Company issued $5,000,000 of unsecured senior convertible debentures with interest payable quarterly at 6.5%. The debentures were convertible at any time into the Company's common stock at $7.33 per share, approximately the fair market value of the stock at the time the debentures were sold. All convertible debentures were exchanged during November 1998 for 681,812 shares of common stock.

                                 A.S.V., Inc.

                       December 31, 1999, 1998 and 1997


NOTE F - LONG-TERM LIABILITIES - Continued

   Capital Lease Obligation
   ------------------------

   The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority ("the City")

   The agreement provides for a balloon payment of approximately $756,000 in January 2003 and extends to January 2018.

   Future minimum lease payments under this capital lease obligation at December 31, 1999 are as follows:

     2000                                    $  228,134
     2001                                       228,134
     2002                                       228,134
     2003                                       892,208
     2004                                       135,554
     Thereafter                               1,554,153
                                             ----------

     Total payments                           3,266,317
     Amounts representing interest (weighted
       average 6.8%)                            990,130
                                             ----------
     Present value of minimum
        capitalized lease payments           $2,276,187
                                             ==========

   Assets related to the capital lease were $2,250,773 at December 31, 1999 and 1998. Accumulated amortization was $162,796 and $106,526 at December 31, 1999 and 1998.

   Note Payable
   ------------

   During 1998, property was exchanged for property with a value of $149,457 and a promissory note for $350,543. The balance of the note at December 31, 1999 is $175,271 and is due January 2000. Interest at 8% is payable quarterly.


NOTE G - PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:

                           Year ended December 31,
                      ---------------------------------
                        1999        1998        1997
                      ---------  ----------  ----------
     Current
       Federal        $ 760,000  $1,984,000  $1,294,500
       State            105,000     231,000     158,500
                      ---------  ----------  ----------
                        865,000   2,215,000   1,453,000
     Deferred          (110,000)   (235,000)   (123,000)
                      ---------  ----------  ----------

                      $ 755,000  $1,980,000  $1,330,000
                      =========  ==========  ==========

   Net deferred income tax assets relate to the tax effect of temporary differences as follows:

                                       December 31,
                                  ---------------------
                                    1999         1998
                                  --------     --------

       Accruals and reserves      $490,000     $420,000
       Other                        50,000       10,000
                                  --------     --------

                                  $540,000     $430,000
                                  ========     ========

   The net deferred tax asset is included with prepaid expenses and other in the financial statements.

   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                               1999       1998     1997
                              ------     ------   ------

   Statutory federal rate       34.0%      34.0%    34.0%
   State income taxes, net
      of federal benefit         2.6        2.6      2.6
   Other                        (1.8)        .4      (.2)
                              ------     ------   ------

                                34.8%      37.0%    36.4%
                              ======     ======   ======

   The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

                                 A.S.V., Inc.

                       December 31, 1999, 1998 and 1997


NOTE H - TRANSACTIONS WITH CATERPILLAR

   A Securities Purchase Agreement (the Agreement) with Caterpillar Inc. closed on January 29, 1999. Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of common stock and a warrant to purchase an additional 10,267,127 newly issued shares of common stock at a price of $21.00 per share. The warrant is exercisable at any time through January 2009 subject to partial termination in the event the Company achieves certain financial goals. In connection with this transaction, the Company incurred expenses of approximately $450,000, which were offset against the proceeds for the issued shares.

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

   At December 31, 1999, Caterpillar owned approximately 10% of the Company's outstanding common stock and will have the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

   The warrant issued to Caterpillar provides for a potential change of control. As a result, in accordance with the 1994 and 1996 stock option plans, all previously issued stock options became fully vested upon the closing of the transaction.

   The Company and Caterpillar have also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. Total commission expense for 1999 under the agreement was approximately $923,000. In addition, if the Company's products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. There were no sales under this agreement in 1999. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both the Company and Caterpillar.

   During 1999, the Company purchased parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work on the Company's behalf.

   In addition, the Company utilizes Caterpillar's warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers.

   During 1999, total parts purchases and salary and warranty reimbursements were approximately $2,459,000. Also, at December 31, 1999, accounts payable to Caterpillar was $614,500.


   NOTE I - SHAREHOLDERS' EQUITY

   Stock Option Plans
   ------------------

   The Company's 1994 Long-Term Incentive and Stock Option Plan (the 1994 Plan) provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees and independent contractors of the Company at an exercise price which is equal to the fair market value of the stock on the date of grant. Under the plan, the option term is fixed at the date of grant and may not exceed ten years for an incentive stock option or fifteen years for non-qualified stock options. In the year of adoption, the Company reserved 281,250

                                 A.S.V., Inc.

                       December 31, 1999, 1998 and 1997


NOTE I - SHAREHOLDERS' EQUITY - Continued

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

   The plan provides that each eligible director shall receive an option to purchase 15,000 shares on the first business day of each calendar year. However, in December 1998, the Board of Directors unanimously approved a resolution reducing the number of shares subject to the options to be granted under the plan in 1999 from 15,000 shares to 1,000 shares. The plan was amended in January 2000 to reduce the number of options to be granted each year from 15,000 shares to 3,000 shares, except that an option to purchase 5,000 shares was granted in 2000 on a one-time only basis.

   Option transactions under the plans during each of the three years in the period ended December 31, 1999 are summarized as follows:

                                              Weighted
                                               Average
                                              Exercise
                                Shares          Price
                               ---------      --------
     Outstanding at
       December 31, 1996       1,383,300         $ 7.78
          Granted                464,250          17.70
          Exercised             (310,200)          1.01
          Canceled                (3,375)          3.11
                               ---------         ------
     Outstanding at
       December 31, 1997       1,533,975          12.07
          Granted                  9,375          16.55
          Exercised             (186,248)          4.40
                               ---------         ------
     Outstanding at
       December 31, 1998       1,357,102          13.16
          Granted                 55,752          17.88
          Exercised             (115,740)          6.94
                               ---------         ------
     Outstanding at
       December 31, 1999       1,297,114         $13.91
                               =========         ======

   A total of 31,118 shares were tendered in the exercise of options in 1999.

   At December 31, 1999, 1998 and 1997, 1,242,114, 584,420 and 418,913 options were exercisable with a weighted average exercise price of $13.74, $11.46 and $7.07.

   The following information applies to grants that are outstanding at December 31, 1999:

                                Options outstanding
                      -------------------------------------
                                     Weighted-
                        Number        average     Weighted-
       Range of       outstanding    remaining     average
       exercise           at        contractual    exercise
        prices        period end        life         price
  ----------------    -----------   -----------   ---------
  $ 1.44 - $  2.16         12,300     1.4 years     $  1.61
    2.56 -    3.83         54,000     2.4 years        3.02
   12.17 -   18.25        861,814     4.1 years       12.88
             18.33        369,000     4.5 years       18.33
                      -----------
                        1,297,114
                      ===========

                            Options exercisable
                       ----------------------------
                        Number            Weighted-
       Range of       exercisable          average
       exercise           at              exercise
        prices        period end            price
  -----------------   -----------         ---------
  $  1.44 - $  2.16        12,300           $  1.61
     2.56 -    3.83        54,000              3.02
    12.17 -   18.25       806,814             12.54
              18.33       369,000             18.33
                      -----------
                        1,242,114
                      ===========

                                 A.S.V., Inc.

                       December 31, 1999, 1998 and 1997


NOTE I - SHAREHOLDERS' EQUITY - Continued

   The weighted average fair values of the options granted during 1999, 1998 and 1997 are $10.67, $9.62 and $10.07. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 1999, 1998 and 1997; zero dividend yield; expected volatility of 50.0%, 49.68% and 48.80%; risk-free interest rate of 6.83%, 5.37% and 5.90% and expected lives of 6.78, 7.00 and 6.56 years.

   The Company's pro forma net income and net income per common share for 1999, 1998 and 1997, had the fair value based method been used, are set forth below:

                                1999        1998       1997
                            -----------------------------------

Net earnings    As reported $ 1,412,053  $3,366,055  $2,323,557
   (loss)
                Pro forma    (3,176,720)  1,500,730   1,189,627

Net earnings
   (loss) per
   common share
     Basic      As reported        $.15        $.43        $.32

                Pro forma          (.33)        .19         .16

     Diluted    As reported         .14         .40         .28

                Pro forma          (.33)        .19         .16


   Stock Warrant
   -------------

   In connection with the Company's public offering, a warrant was issued to the Underwriter to purchase up to 270,000 shares of the Company's common stock at the exercise price of $1.73 per share. The warrant was exercised during 1998.

   Shares Retired
   --------------

   During 1999 and 1998, in connection with the exercise of stock options by employees and directors, the Company repurchased 31,118 and 54,535 shares of stock from various employees and directors of the Company for total consideration of $604,444 and $1,074,731. These shares had been held for longer than six months and were considered mature shares.


NOTE J - RELATED PARTY TRANSACTION

   The Company uses a public relations firm that is affiliated with one of the Company's directors. Total fees paid to the public relations firm in 1999 were approximately $229,000.


NOTE K - CONSULTING AGREEMENT

   Effective December 1, 1996, the Company entered into a five-year consulting agreement and issued a warrant for the purchase of 337,500 shares of the Company's common stock at $7.33 per share, expiring December 1, 2006, in exchange for consulting services to be received over the term of the agreement. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant is exercisable and outstanding as of December 31, 1999.

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


NOTE L - COMMITMENTS AND CONTINGENCIES

   Credit Arrangement
   ------------------

   The Company entered into an agreement with a financing company (the "Creditor") whereby the Creditor extends credit to the Company's dealers to finance goods sold to the dealers. The agreement requires the Company to repurchase goods and pay the Creditor for the unpaid balance of the credit, along with repossession costs, in the event of default by dealers. As of December 31, 1999 and 1998, approximately $537,000 and $1,570,000 was outstanding in credit that had been extended to the Company's dealers. No inventory has been repurchased under this agreement.

                                 A.S.V., Inc.

                       December 31, 1999, 1998 and 1997


NOTE M - MAJOR CUSTOMERS

   During 1999, no customers accounted for over 10% of sales. During 1998, 20.6% of sales were made to one unaffiliated customer. In 1997, 26.8% of sales were made to two unaffiliated customers, each accounting for over 10% of sales.


NOTE N - EMPLOYEE BENEFIT PLAN

   The Company has a 401(k) employee savings and profit sharing plan which provides for employee salary deferrals of up to $10,000 and discretionary Company contributions. The plan covers employees who have completed three months of service, as defined in the plan, and who have attained the age of 20 and one-half. Discretionary Company contributions for 1999, 1998 and 1997 were $37,285, $28,863 and $22,898.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
A.S.V., Inc.

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of A.S.V., Inc. as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP

Minneapolis, Minnesota
February 22, 2000

                          A.S.V., Inc. and Subsidiary
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1999, 1998 and 1997


                     Balance   Additions                   Balance
                    Beginning  Charged to                   End of
 Accrued Warranty   of Period   Expense    Deductions (A)   Period
 ----------------   ---------  ----------  --------------  --------

 1999                $400,000  $1,120,587     $1,070,587   $450,000

 1998                $200,000  $1,197,973     $  997,973   $400,000

 1997                $100,000  $  451,316     $  351,316   $200,000

(A) Warranty credits issued

                                 EXHIBIT INDEX

Exhibit                                                                        Method of Filing
-------                                                                        ----------------
  11       Statement re: Computation of Per Share Earnings               Filed herewith electronically

  23       Consent of Grant Thornton LLP, independent auditors           Filed herewith electronically

  27       Financial Data Schedule for the year ended December 31, 1999  Filed herewith electronically