Form 10-Q
period 2000-03-31
ASV INC /MN/
filed 2000-05-11
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                       [X] Yes  [_] No

     As of May 5, 2000, 9,699,786 shares of the registrant's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,    December 31,
                                                              2000           1999
                                                           -----------   ------------
                                                           (Unaudited)
                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................   $   423,252   $   743,184
   Short-term investments ..............................     1,248,941     1,247,696
   Accounts receivable, net ............................    10,872,157     8,661,049
   Inventories .........................................    30,624,115    32,391,256
   Prepaid expenses and other ..........................       819,859       811,076
                                                           -----------   -----------
              Total current assets                          43,988,324    43,854,261

Property and equipment, net ............................     4,778,063     4,795,674
                                                           -----------   -----------

              Total Assets                                 $48,766,387   $48,649,935
                                                           ===========   ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ......................................   $ 2,980,000   $ 4,080,000
   Current portion of long-term liabilities ............        79,857       254,412
   Accounts payable ....................................     2,429,347     1,775,883
   Accrued liabilities
     Compensation ......................................       191,066       252,708
     Warranties ........................................       450,000       450,000
     Commission ........................................       373,865       306,831
     Other .............................................       282,816       237,134
   Income taxes payable ................................       212,083          --
                                                           -----------   -----------
              Total current liabilities                      6,999,034     7,356,968
                                                           -----------   -----------

LONG-TERM LIABILITIES, less current portion ............     2,177,147     2,197,046
                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES ..........................          --            --

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ...........................          --            --
     Common stock, 33,750,000 shares authorized;
       9,692,565 shares issued and outstanding in 2000;
       9,686,457 shares issued and outstanding in 1999 .        96,926        96,865
   Additional paid-in capital ..........................    30,936,866    30,859,403
   Retained earnings ...................................     8,556,414     8,139,653
                                                           -----------   -----------
                                                            39,590,206    39,095,921
                                                           -----------   -----------

              Total Liabilities and Shareholders' Equity   $48,766,387   $48,649,935
                                                           ===========   ===========

See notes to consolidated financial statements.

                                  A.S.V., INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   Three months ended March 31, 2000 and 1999


                                                2000           1999
                                            ------------    ------------

Net sales ................................  $ 11,183,584    $  8,462,645

Cost of goods sold .......................     8,650,914       6,225,518
                                            ------------    ------------

         Gross profit ....................     2,532,670       2,237,127

Operating expenses:
   Selling, general and administrative ...     1,670,323       1,113,159
   Research and development ..............       135,148         108,208
                                            ------------    ------------

         Operating income ................       727,199       1,015,760

Other income (expense)
   Interest expense ......................       (93,203)        (65,903)
   Other, net ............................        29,765          84,090
                                            ------------    ------------

         Income before income taxes ......       663,761       1,033,947

Provision for income taxes ...............       247,000         385,000
                                            ------------    ------------

         NET EARNINGS ....................  $    416,761    $    648,947
                                            ============    ============

Net earnings per common share:

     Basic ...............................  $        .04    $        .07
                                            ============    ============

     Diluted .............................  $        .04    $        .07
                                            ============    ============

Weighted average number of common
   shares outstanding:

     Basic ...............................     9,688,861       9,314,156
                                            ============    ============

     Diluted .............................     9,955,040       9,679,889
                                            ============    ============


See notes to consolidated financial statements.

                                  A.S.V., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999

                                                                              2000            1999
                                                                          ------------    ------------
Cash flows from operating activities:
   Net earnings .......................................................   $    416,761    $    648,947
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation ...................................................        104,025          85,500
       Interest accrued on capital lease obligation ...................         12,072          12,072
       Deferred income taxes ..........................................        (25,000)        (30,000)
       Effect of warrant earned .......................................         37,800          37,800
       Changes in assets and liabilities:
         Accounts receivable ..........................................     (2,211,108)     (1,498,274)
         Inventories ..................................................      1,767,141      (7,368,328)
         Prepaid expenses and other ...................................         16,217         419,080
         Accounts payable .............................................        653,464         326,357
         Accrued expenses .............................................         51,074          81,118
         Income taxes payable .........................................        232,083         235,747
                                                                          ------------    ------------

           Net cash provided by (used in) operating activities ........      1,054,529      (7,049,981)
                                                                          ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment .................................        (86,414)       (130,193)
   Purchase of short-term investments .................................         (1,245)     (3,516,383)
                                                                          ------------    ------------

           Net cash used in investing activities ......................        (87,659)     (3,646,576)
                                                                          ------------    ------------

Cash flows provided by financing activities:
   Principal payments on line of credit, net ..........................     (1,100,000)     (3,535,000)
   Principal payments on long-term liabilities ........................       (206,526)       (195,511)
   Proceeds from sale of common stock and warrant, net of
      offering costs ..................................................           --        17,551,558
   Proceeds from exercise of stock options ............................         21,891         139,109
   Retirements of common stock ........................................         (2,167)        (35,912)
                                                                          ------------    ------------

           Net cash provided by (used in) financing activities ........     (1,286,802)     13,924,244
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................       (319,932)      3,227,687

Cash and cash equivalents at beginning of period ......................        743,184         308,565
                                                                          ------------    ------------

Cash and cash equivalents at end of period ............................   $    423,252    $  3,536,252
                                                                          ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .............................................   $    107,389    $     83,063
   Cash paid for income taxes .........................................            259          15,264
                                                                          ============    ============

Supplemental disclosure of non-cash investing and financing activities:
   Tax benefit from exercise of stock options .........................   $     20,000    $    150,000
                                                                          ============    ============

See notes to consolidated financial statements.

                                  A.S.V., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

NOTE 2. INVENTORIES

     Inventories consist of the following:

                                              March 31,        December 31,
                                                2000              1999
                                            ------------      -------------
     Raw materials, semi-finished and
       work in process inventory:           $ 17,901,496      $ 19,531,208
     Finished goods:                           7,449,285         7,574,115
     Used equipment held for resale            5,273,334         5,285,933
                                            ------------      ------------

                                            $ 30,624,115      $ 32,391,256
                                            ============      ============

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     In January 1999, the Company closed on a strategic alliance with Caterpillar Inc. ("Caterpillar") whereby Caterpillar purchased, for an aggregate purchase price of $18 million, one million newly issued shares of the Company's Common Stock and a warrant to purchase 10,267,127 newly issued shares of the Company's Common Stock (the "Transaction"). In connection with the Transaction, the Company received, among other items, access to Caterpillar's worldwide dealer network through which it can distribute its products. Since the closing of the Transaction with Caterpillar, the Company has been working closely with Caterpillar and its dealers to introduce the Company's products to those Caterpillar dealers not currently selling and servicing the Posi-Track product line. The Company spent much of 1999 meeting with potential Caterpillar dealers and educating them on the benefits of a rubber tracked machine. The Company also put in place many systems that it believes will help Caterpillar dealers interface with the Company. In September 1999, the Company's computer systems were integrated with Caterpillar's computer systems. This allows Caterpillar dealers to order machines, attachments, parts and process warranty claims on-line in a manner similar to how they perform these tasks with Caterpillar factories. As of April 2000, 52 Caterpillar dealers and 15 independent dealers representing over 360 locations in the United States, Canada and Australia sell and service the Company's machines. The Company anticipates it will expand further into Australia, Canada and Central and South America in 2000.

     As a result of the Transaction, the Company's near term revenues, profitability and other financial results are expected to be lower than if the Transaction had not been entered into. The decline is related to a number of factors, including (i) the commission to be paid to Caterpillar for sales made to Caterpillar dealers, (ii) transition issues affecting orders from the preexisting non-Caterpillar affiliated dealers, and (iii) certain other costs of implementing the Transaction and the agreements contemplated by the Commercial Alliance Agreement. Over the longer term, however, management believes that the Company will be able to achieve improved financial results due to the Transaction and the Commercial Alliance Agreement.

     The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                    Three Months Ended March 31,
                                                       2000         1999
                                                      ------       ------
     Net sales.....................................   100.0%       100.0%
     Cost of goods sold............................    77.4%        73.6%
     Gross profit..................................    22.6%        26.4%
     Selling, general and administrative expenses..    14.9%        13.2%
     Operating income..............................     6.5%        12.0%
     Interest expense..............................     0.8%         0.8%
     Net income....................................     3.7%         7.7%

     Net Sales. For the three months ended March 31, 2000, net sales were approximately $11,184,000, a 32% increase compared with the three months ended March 31, 1999. This increase was due to the increased sales of Posi-Track vehicles, primarily the 4810 model, and related accessories. The 4810 model was introduced in the third quarter of 1999 and represented approximately 77% of all machines sold in the first quarter of 2000. The Company believes the increased sales of the 4810 model is due to the greater dealer and customer acceptance of this new model. The 4810 model uses a greater number of Caterpillar components, including a Caterpillar engine, than any other previous model. In addition, the Company had a greater number of dealer locations selling and servicing its Posi-Track products in 2000 compared with 1999. As of April 2000, the Company had approximately 52 Caterpillar dealers, primarily in the United States, selling Posi-Tracks, compared with 24 as of April 1999. The number of total dealer locations (Caterpillar and independent) also increased significantly, with approximately 360 total dealer locations as of April 2000, compared with approximately 200 as of April 1999. However, due to the training, education and orientation process associated with new dealers, sales did not increase at the same rate as the increase in dealer locations. Also, net sales increased due to the Company expanding its international sales by making its first shipments to Mexico in the first quarter of 2000. Finally, used equipment sales also increased in the first quarter of 2000 as a result of increased marketing efforts.

     Gross Profit. Gross profit for the three months ended March 31, 2000 increased to approximately $2,533,000 compared with approximately $2,237,000 in 1999. However, the gross profit percentage decreased from 26.4% in 1999 to 22.6% in 2000. The increase in gross profit is due to the increased sales volume for 2000. The decreased gross profit percentage can be attributed to a lesser number of units produced in 2000, which resulted in higher fixed costs per unit, and also a greater amount of used equipment sold in 2000, which generally carries a lower gross profit percentage than new machines.

     On September 1, 1999, the Company's warranty policy changed with respect to all machines sold after that date. This was accomplished at the same time as the integration of the Company's computer system with Caterpillar's computer system to allow Caterpillar dealers to process warranty claims on-line, eliminating the need to file paper warranty claims. The changes in the Company's warranty policy include the elimination of reimbursing dealers labor relating to warranty repairs, eliminating travel costs relating to warranty repairs and the elimination of the 15% warranty discount provided on parts used in warranty repairs. In addition, should a Caterpillar manufactured part, such as an engine, fail during the warranty period, Caterpillar is responsible for providing the warranty on that part. The Company believes the changes to its warranty policy will help it better manage its warranty costs in the future.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $1,113,000, or 13.2% of net sales in 1999, to approximately $1,670,000, or 14.9% of net sales in 2000. These increases are due primarily to additional dealer support programs put in place during the second half of 1999, including the hiring of field service reps during the fourth quarter of 1999. Also the Company paid a greater commission to Caterpillar in 2000 due to increased sales to Caterpillar dealers and a full quarter of commissionable sales in 2000, compared with only two months in 1999. The commission paid to Caterpillar increased from approximately $190,000 in the first quarter of 1999 to approximately $374,000 in the first quarter of 2000.

     Research and Development. Research and development expenses increased from approximately $108,000 in 1999 to approximately $135,000 in 2000. The increase is due to the Company devoting more resources to future product alternatives, primarily a new smaller machine which is expected to go into initial production in the second quarter of 2000.

     In order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

     Interest Expense. Interest expense increased from approximately $66,000 for the first quarter of 1999 to approximately $93,000 for the first quarter of 2000. The increase was due to greater utilization of the Company's line of credit to fund current operations in 2000.

     Net Income. Net income for the first quarter of 2000 was approximately $417,000, as compared with approximately $649,000 for the first quarter of 1999. The decrease was a result of increased sales, offset by a decreased gross profit percentage, increased operating expenses and increased interest expense.

Liquidity and Capital Resources

     At March 31, 2000, the Company had working capital of approximately $36,989,000 compared with approximately $36,497,000 at December 31, 1999, an increase of approximately $492,000. This increase was due mainly to an increase in accounts receivable as the Company experienced a 32% rise in sales in the first quarter of 2000 over 1999. In addition, the Company has offered extended payment terms, generally less than 150 days, on certain sales of its products, thereby causing accounts receivable, along with working capital, to increase. This working capital increase was offset in part by decreased inventory, primarily raw materials, as the Company has reduced its investment in raw materials. Working capital was also impacted by reduced borrowings on its line of credit, which decreased $1,100,000 during the first quarter of 2000, which was a result of reduced inventory purchases and increased collection of its accounts receivable.

     The Company has introduced a new smaller concept machine, intended for the landscape and homeowner markets. Weighing approximately 2,600 pounds, this machine is significantly smaller than any of the Company's previous models. The Company intends to build its first production run of this machine in the second quarter of 2000. The machine is expected to be sold through multiple distribution channels and will have a retail price of approximately $20,000.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements including the statements regarding the Company's anticipated production of its new model machine, anticipated reduced warranty costs, expected revenue, profitability and other financial results in 2000 and beyond and the Company's capital needs. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of new or existing products, inability to attract new dealers for the Company's products, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses or the activities of competitors. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar and the factors set forth in the Risk Factors filed as Exhibit 99 to the Company's Report on Form 10-Q for the three months ended June 30, 1999. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.

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

        4.6 *     1996 Incentive and Stock Option Plan, as amended (f)

        4.7 *     1998 Non-Employee Director Stock Option Plan (f)

        4.8 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

        4.9       Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

        4.10 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

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

       10.13 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

       10.14 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

       10.15 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

       11         Statement re: Computation of Per Share Earnings

       22         List of Subsidiaries (a)

       27         Financial Data Schedule for the three months ended March 31,
                  2000

       99         Risk Factors (k)

               (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33"61284C) filed July 7, 1994.

               (b) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33"61284C) filed August 3, 1994.

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        A.S.V., Inc.


Dated: May 12, 2000                     By /s/ Gary Lemke
                                           ---------------------------------
                                           Gary Lemke
                                           President


Dated: May 12, 2000                     By /s/ Thomas R. Karges
                                           ---------------------------------
                                           Thomas R. Karges
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)

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