Form 10-Q
period 2000-06-30
ASV INC /MN/
filed 2000-08-10
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


           840 Lily Lane
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

         As of August 7, 2000, 9,701,541 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             June 30,    December 31,
                                                               2000          1999
                                                           -----------   ------------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................   $   298,805   $   743,184
   Short-term investments ..............................       999,776     1,247,696
   Accounts receivable, net ............................    12,308,906     8,661,049
   Inventories .........................................    29,798,312    32,391,256
   Prepaid expenses and other ..........................       854,049       811,076
                                                           -----------   -----------
              Total current assets                          44,259,848    43,854,261

Property and equipment, net ............................     4,715,040     4,795,674
                                                           -----------   -----------

              Total Assets                                 $48,974,888   $48,649,935
                                                           ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ......................................   $ 1,875,000   $ 4,080,000
   Current portion of long-term liabilities ............        80,588       254,412
   Accounts payable ....................................     2,972,142     1,775,883
   Accrued liabilities
     Compensation ......................................       235,713       252,708
     Warranties ........................................       450,000       450,000
     Commission ........................................       450,536       306,831
     Other .............................................       239,862       237,134
   Income taxes payable ................................       250,952            --
                                                           -----------   -----------
              Total current liabilities                      6,554,793     7,356,968
                                                           -----------   -----------

LONG-TERM LIABILITIES, less current portion ............     2,157,342     2,197,046
                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES ..........................            --            --

SHAREHOLDERS' EQUITY Capital stock, $.01 par value:
   Preferred stock, 11,250,000 shares authorized;
     no shares outstanding .............................            --            --
   Common stock, 33,750,000 shares authorized;
     9,701,541 shares issued and outstanding in 2000;
     9,686,457 shares issued and outstanding in 1999 ...        97,015        96,865
   Additional paid-in capital ..........................    31,010,016    30,859,403
   Retained earnings ...................................     9,155,722     8,139,653
                                                           -----------   -----------
                                                            40,262,753    39,095,921
                                                           -----------   -----------

              Total Liabilities and Shareholders' Equity   $48,974,888   $48,649,935
                                                           ===========   ===========

See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                      2000             1999              2000             1999
                                                 -------------    --------------    -------------    --------------
Net sales...................................     $  12,124,441    $    9,064,173    $  23,308,025    $   17,526,818

Cost of goods sold..........................         9,157,072         6,645,345       17,807,986        12,870,863
                                                 -------------    --------------    -------------    --------------

         Gross profit.......................         2,967,369         2,418,828        5,500,039         4,655,955

Operating expenses:
     Selling, general and administrative             1,847,874         1,252,499        3,518,197         2,365,658
     Research and development                          121,222           155,176          256,370           263,384
                                                 -------------    --------------    -------------    --------------
         Operating income...................           998,273         1,011,153        1,725,472         2,026,913
Other income (expense)
     Interest expense                                  (70,798)          (60,229)        (164,001)         (126,132)
     Other, net                                         24,833            62,771           54,598           146,861
                                                 -------------    --------------    -------------    --------------
         Income before income taxes.........           952,308         1,013,695        1,616,069         2,047,642
Provision for income taxes..................           353,000           325,000          600,000           710,000
                                                 -------------    --------------    -------------    --------------
         NET EARNINGS.......................     $     599,308    $      688,695    $   1,016,069    $    1,337,642
                                                 =============    ==============    =============    ==============

Net earnings per common share

     Basic..................................     $         .06    $          .07    $         .10    $          .14
                                                 =============    ==============    =============    ==============

     Diluted................................     $         .06    $          .07    $         .10    $          .14
                                                 =============    ==============    =============    ==============

Weighted average number of common shares outstanding

     Basic..................................         9,698,837         9,662,264        9,693,849         9,488,210
                                                 =============    ==============    =============    ==============

     Diluted................................         9,875,867        10,081,662        9,915,453         9,880,775
                                                 =============    ==============    =============    ==============








See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            Six months ended June 30,

                                                                             2000           1999
                                                                        ------------    ------------
Cash flows from operating activities:
   Net earnings .....................................................   $  1,016,069    $  1,337,642
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation .................................................        199,050         171,000
       Interest accrued on capital lease obligation .................         24,144          24,144
       Deferred income taxes ........................................        (50,000)        (65,000)
       Effect of warrant earned .....................................         75,600          75,600
       Changes in assets and liabilities:
         Accounts receivable ........................................     (3,647,857)     (2,089,395)
         Inventories ................................................      2,592,944     (11,735,001)
         Prepaid expenses and other .................................          7,027         219,565
         Accounts payable ...........................................      1,196,259          41,497
         Accrued expenses ...........................................        129,438         188,669
         Income taxes payable .......................................        285,952         300,747
                                                                        ------------    ------------
Net cash provided by (used in) operating activities .................      1,828,626     (11,530,532)
                                                                        ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment ...............................       (118,416)       (306,697)
   Purchase of short-term investments ...............................         (2,080)     (3,509,129)
   Redemption of short-term investments .............................        250,000       1,003,000
                                                                        ------------    ------------
Net cash provided by (used in) investing activities .................        129,504      (2,812,826)
                                                                        ------------    ------------

Cash flows from financing activities:
   Principal payments on line of credit, net ........................     (2,205,000)     (3,440,000)
   Principal payments on long-term liabilities ......................       (237,672)       (215,643)
   Proceeds from sale of common stock and warrant, net of
      offering costs ................................................             --      17,551,105
   Proceeds from exercise of stock options ..........................         62,108         547,321
   Retirements of common stock ......................................        (21,945)       (349,068)
                                                                        ------------    ------------
Net cash provided by (used in) financing activities .................     (2,402,509)     14,093,715
                                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........................       (444,379)       (249,643)

Cash and cash equivalents at beginning of period ....................        743,184         308,565
                                                                        ------------    ------------

Cash and cash equivalents at end of period ..........................   $    298,805    $     58,922
                                                                        ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest ...........................................   $    189,936    $    139,445
   Cash paid for income taxes .......................................        324,390         310,264

Supplemental disclosure of non-cash investing and financing activity:
   Tax benefit from exercise of stock options .......................   $     35,000    $    175,000


See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. Accordingly, they do not include all of the footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Results for the interim periods are not necessarily indicative of the results for an entire year.

NOTE 2.  INVENTORIES

         Inventories consist of the following:
                                                 June 30,       December 31,
                                                   2000             1999
                                               -----------      ------------
         Raw materials, semi-finished and
           work in process inventory           $17,184,724      $19,531,208
         Finished goods                          7,283,883        7,574,115
         Used equipment held for resale          5,329,705        5,285,933
                                               -----------      -----------

                                               $29,798,312      $32,391,256
                                               ===========      ===========

NOTE 3.  LINE OF CREDIT

         During the second quarter of 2000, the Company amended its line of credit agreement with its primary bank. The amended line of credit provides for an expiration date of the earlier of demand or June 1, 2001. All other major terms and conditions remain the same.

NOTE 4.  SUBSEQUENT EVENT

         On July 11, 2000 the Company entered into a non-binding letter of intent with Caterpillar Inc. ("Caterpillar") that calls for Caterpillar to make an additional investment in ASV of approximately 500,000 shares of the Company's Common Stock at $18 per share.

                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Background

         In January 1999, the Company closed on a strategic alliance with Caterpillar Inc. ("Caterpillar") whereby Caterpillar purchased, for an aggregate purchase price of $18 million, one million newly issued shares of the Company's Common Stock and a warrant to purchase 10,267,127 newly issued shares of the Company's Common Stock (the "Transaction"). In connection with the Transaction, the Company received, among other items, access to Caterpillar's worldwide dealer network through which it can distribute its products. Since the closing of the Transaction with Caterpillar, the Company has been working closely with Caterpillar and its dealers to introduce the Company's products to those Caterpillar dealers not currently selling and servicing the Posi-Track product line. Since the closing of the Transaction, the Company has been meeting with potential Caterpillar dealers and educating them on the benefits of a rubber tracked machine. The Company also put in place many systems that it believes will help Caterpillar dealers interface with the Company. In September 1999, the Company's computer systems were integrated with Caterpillar's computer systems. This allows Caterpillar dealers to order machines, attachments, parts and process warranty claims on-line in a manner similar to how they perform these tasks with Caterpillar factories.

                  As a result of the Transaction, the Company's near term revenues, profitability and other financial results were lower than if the Transaction had not been entered into. The decline is related to a number of factors, including (i) the commission paid to Caterpillar for sales made to Caterpillar dealers, (ii) transition issues affecting orders from the preexisting non-Caterpillar affiliated dealers, and (iii) certain other costs of implementing the Transaction and the agreements contemplated by the Commercial Alliance Agreement. The Company anticipates that these factors may continue to effect its near term financial results. Over the longer term, however, management believes that the Company will be able to achieve improved financial results due to the Transaction and the Commercial Alliance Agreement.

         On July 11, 2000 the Company entered into a non-binding letter of intent with Caterpillar that calls for Caterpillar to make an additional investment in ASV. Caterpillar is expected to purchase 500,000 shares of the Company's Common Stock at $18 per share. The proceeds will help fund ASV participation in new product development programs.

Results of Operations

         The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                      2000      1999                 2000      1999
                                                    --------  --------             --------  --------
         Net sales ..............................     100.0%   100.0%                100.0%   100.0%
         Cost of goods sold .....................      75.5     73.3                  76.4     73.4
         Gross profit ...........................      24.5     26.7                  23.6     26.6
         Selling, general and administrative ....      15.2     13.8                  15.1     13.5
         Research and development ...............       1.0      1.7                   1.1      1.5
         Operating income .......................       8.2     11.2                   7.4     11.6
         Net earnings ...........................       4.9      7.6                   4.4      7.6

For the three months ended June 30, 2000 and 1999.

         Net Sales. Net sales for the three months ended June 30, 2000 increased 34% to approximately $12,124,000, compared with approximately $9,064,000 for the same period in 1999. The main factor for the increase in sales was due primarily to the continued increased sales of the Company's model 4810 Posi-Track, which was introduced in the third quarter of 1999. The 4810 utilizes several Caterpillar components, including a Caterpillar engine, which the Company believes enhances its appeal to those Caterpillar dealers selling the Company's products. In addition, the Company has more dealers selling and servicing its Posi-Track machines in 2000. As of July 31, 2000, the Company had approximately 60 Caterpillar dealers and 12 independent dealers representing approximately 390 locations compared with 30 Caterpillar dealers and 25 independent dealers, representing approximately 240 locations, as of July 31, 1999. Sales of used equipment also increased for the three-month period ended June 30, 2000 as a result of increased marketing efforts.

         Gross Profit. Gross profit for the three months ended June 30, 2000 increased to approximately $2,967,000 compared with approximately $2,419,000 in 1999. However, the gross profit percentage decreased from 26.7% in 1999 to 24.5% in 2000. The increase in gross profit dollars is due to the increased sales volume for 2000. The decreased gross profit percentage can be attributed to a lesser number of units produced in 2000, which resulted in higher fixed costs per unit. Also, a greater amount of used equipment was sold in 2000, which carries a lower gross profit percentage than new machines.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $1,252,000, or 13.8% of net sales in 1999, to approximately $1,848,000, or 15.2% of net sales in 2000. These increases are due primarily to additional dealer support programs put in place during the second half of 1999, including the hiring of field service representatives during the fourth quarter of 1999. Also the Company paid a greater commission to Caterpillar in 2000 due to increased sales to Caterpillar dealers. The commission paid to Caterpillar increased from approximately $238,000 in the second quarter of 1999 to approximately $451,000 in the second quarter of 2000.

         Research and Development Expenses. Research and development expenses decreased from approximately $155,000 in second quarter of 1999 to approximately $121,000 for the second quarter of 2000. The decrease was due to the completion of testing and the start of production of the Company's newest model, the RCo30 All Surface Loader.

         In connection with the letter of intent entered into with Caterpillar, and in order to maintain its competitive advantage over other manufacturers of similar products, the Company believes it will increase the level of spending on research and development activities. It is expected the main thrust of these activities will be directed towards extensions of the Company's current product lines and improvements of existing products.

         Interest Expense. Interest expense increased from approximately $60,000 for the second quarter of 1999 to approximately $71,000 for the second quarter of 2000. The increase was due to greater utilization of the Company's line of credit to fund current operations in 2000.

         Net Earnings. Net earnings for the second quarter of 2000 were approximately $599,000 compared with approximately $689,000 for the second quarter of 1999. The decrease was the result of increased sales, offset by a decreased gross profit percentage, increased operating expenses and increased interest expense. In addition, in the second quarter of 1999, the Company recorded a $50,000 income tax benefit for amended income tax returns for prior years. No similar benefit was available in the second quarter of 2000.

For the six months ended June 30, 2000 and 1999.

         Net Sales. Net sales for the six months ended June 30, 2000 increased 33%, to approximately $23,308,000 compared with approximately $17,527,000 for the same period in 1999. This increase was due primarily to the continued increased sales of the Company's model 4810 Posi-Track and increased number of Caterpillar dealer locations as discussed above. For the six months ended June 30, 2000, sales of parts, used equipment and other items decreased approximately 7% compared with the same period in 1999 due to the combination of two offsetting factors. First, sales of used equipment increased approximately $507,000 from increased marketing efforts. Second, other sales decreased as the Company had no military contracts in place during 2000 as it did in 1999.

         Gross Profit. Gross profit for the six months ended June 30, 2000 was approximately $5,500,000, or 23.6% of net sales compared with approximately $4,656,000, or 26.6% of net sales, for the six months ended June 30, 1999. The increased gross profit was due to increased sales in 2000. The decreased gross profit percentage in 2000 was due to a lesser number of units produced in 2000, which resulted in higher fixed costs per unit, and also a greater amount of used equipment sold in 2000, which generally carries a lower gross profit percentage than new machines.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $2,366,000, or 13.5% of net sales for the six months ended June 30, 1999, to approximately $3,518,000, or 15.1% of net sales, for the six months ended June 30, 2000. These increases are due primarily to additional dealer support programs put in place during the second half of 1999, including the hiring of field service representatives during the fourth quarter of 1999. Also the Company paid a greater commission to Caterpillar in 2000 due to increased sales to Caterpillar dealers and a full six months of commissionable sales in 2000 compared with five months in 1999. The commission paid to Caterpillar increased from approximately $429,000 for the six months ended June 30, 1999 to approximately $824,000 for the same period in 2000.

         Research and Development Expenses. Research and development expenses decreased slightly from approximately $263,000 in 1999 to approximately $256,000 in 2000. The decrease was due mainly to the completion of testing and the start of production during the second quarter of 2000 of the Company's newest model, the RCo30 All Surface Loader.

         Interest Expense. Interest expense increased from approximately $126,000 for the six months ended June 30, 1999 to approximately $164,000 for the same period in 2000. The increase was due to greater utilization of the Company's line of credit to fund current operations in 2000.

         Net Earnings. Net earnings for the six months ended June 30, 2000 decreased to approximately $1,016,000 from approximately $1,338,000 for 1999. The decrease was a result of increased sales, offset by a decreased gross profit percentage, increased operating expenses and increased interest expense. In addition, in the second quarter of 1999, the Company recorded a $50,000 income tax benefit for amended income tax returns for prior years. No similar benefit was available in the second quarter of 2000.

Liquidity and Capital Resources

          At June 30, 2000, working capital increased approximately $1,208,000 to approximately $37,705,000 compared with approximately $36,497,000 at December 31, 1999. This increase was due to several factors. First, accounts receivable increased as the Company experienced a 33% rise in sales in the first half of 2000 over 1999. In addition, the Company has offered extended payment terms, generally less than 150 days, on certain sales of its products, thereby causing accounts receivable, along with working capital, to increase. Second, working capital increased as the Company's borrowings on its line of credit has decreased due to improved cash flow. Third, working capital decreased due to decreased inventory, primarily raw materials, as the Company has reduced its investment in raw materials. Finally, working capital was reduced by increased income taxes payable due to higher levels of taxable income in the second quarter of 2000.

         The Company continues to work on reducing its inventory levels. In an effort to reduce its used equipment inventory, a retail store was opened in May 2000 in Grand Rapids, Minnesota to sell used Posi-Tracks and related accessories directly to the end user. The Company anticipates the RCo30 All Surface Loader will also be sold from this location to retail customers in the Grand Rapids area beginning in the third quarter of 2000.

         The Company began production of its newest model machine, the RCo30 All Surface Loader, in June 2000. The RCo30 is significantly smaller than any of the Company's previous models and will be primarily marketed towards the landscape industry. The Company expects the RCo30 to be sold through multiple distribution channels. Sales of the RCo30 began in July 2000.

         The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

         The statements contained in this Form 10-Q regarding Caterpillar's plans to increase its ownership in ASV, the number of shares Caterpillar intends to purchase, the price at which Caterpillar intends to purchase the shares and ASV's intended use of the proceeds from the sale of shares to Caterpillar are forward-looking statements. The letter of intent entered into between ASV and Caterpillar is non-binding, and there can be no assurance that the transactions contemplated by the letter of intent ultimately will be consummated. Certain factors may effect whether these transactions are consummated or whether the terms of these transactions are modified, including the parties' ability to successfully negotiate definitive agreements setting forth the parties understanding, market conditions and corporate developments at ASV or Caterpillar.

         In addition, the statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements, including the statements regarding the Company's anticipated distribution of its new RCo30 machine, anticipated reduced warranty costs, expected revenue, profitability and other financial results in 2000 and beyond and the Company's capital needs. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause such a difference include, but are not limited to, lack of market acceptance of ASV's machines, ASV's ability to achieve timely production and enter into appropriate distribution arrangements for its RCo30 machine, unexpected delays in obtaining raw materials, unexpected delays in the manufacturing process, unexpected additional expenses or operating losses or the activities of competitors. Additional factors include the Company's ability to realize the anticipated benefits from the relationship with Caterpillar and the factors set forth in the Risk Factors filed as Exhibit 99 to the Company's Report on Form 10-Q for the period ended June 30, 1999. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of A.S.V., Inc. was held on June 2, 2000. Matters submitted at the meeting for vote by the shareholders were as follows:

                  (a) Election of Directors. The following directors were elected at the Annual Meeting, each with the following votes:

                                                           For           Against
                                                           ---           -------
                            Philip C. Smaby             9,314,229         37,912
                            Gary D. Lemke               9,316,329         35,812
                            Edgar E. Hetteen            9,318,252         33,889
                            Jerome T. Miner             9,315,805         36,339
                            Karlin S. Symons            9,316,854         35,287
                            Leland T. Lynch             9,316,429         35,712
                            James H. Dahl               9,320,352         31,789
                            R. E. "Teddy" Turner, IV    9,315,054         37,087
                            Richard A. Benson           9,221,151        130,990
                            Richard A. Cooper           9,218,876        133,266

                  (b) Ratification of Appointment of Independent Public Accountants.

                           Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000, with a vote of 9,334,211 votes for, 11,415 votes against and 6,425 shares abstaining.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

        Exhibit
        Number    Description
        ------    ------------
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

         3.3      Amendment to Bylaws of the Company adopted April 13, 1999 (l)

         4.1      Specimen form of the Company's Common Stock Certificate (a)

         4.3*     1994 Long-Term Incentive and Stock Option Plan (a)

         4.4      Warrant issued to Leo Partners, Inc. on December 1, 1996 (d)

         4.5*     1996 Incentive and Stock Option Plan (e)

         4.6*     1996 Incentive and Stock Option Plan, as amended (f)

         4.7*     1998 Non-Employee Director Stock Option Plan (f)

         4.8*     Amendment to 1998 Non-Employee Director Stock Option Plan

         4.9 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

         4.10     Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

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

         10.3 Option Agreement dated July 14, 1994 between the EDA and the Company (b)

         10.4 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (e)

         10.5 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (e)

         10.6 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (e)

         10.7* Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

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

         10.11 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

         10.12 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

         10.13 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

         10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

         10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company

         11       Statement re: Computation of Per Share Earnings

         22       List of Subsidiaries (a)

         27       Financial Data Schedule for the three months ended June 30,
                  2000

         99       Risk Factors (k)

                  --------------------------------------------------------------

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

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

--------------------------------------------------------------------------------


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           A.S.V., Inc.


Dated:  August 11, 2000                    By /s/ Gary Lemke
                                           -------------------------------------
                                              Gary Lemke
                                              President


Dated:  August 11, 2000                    By /s/ Thomas R. Karges
                                           -------------------------------------
                                              Thomas R. Karges
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)

                                  EXHIBIT INDEX


  Exhibit                                                                                Method of Filing
  -------                                                                                ----------------
    4.8       Amendment to 1998 Non-Employee Director Stock Option Plan.........  Filed herewith electronically

   10.15      Fourth Amendment to Credit Agreement..............................  Filed herewith electronically

   11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

   27         Financial Data Schedule...........................................  Filed herewith electronically