Form 10-Q
period 2000-09-30
ASV INC /MN/
filed 2000-11-13
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number: 0-25620

                                  A.S.V., Inc.
             (Exact name of registrant as specified in its charter)

              Minnesota                                41-1459569
       -----------------------                  -----------------------
    State or other jurisdiction of           I.R.S. Employer Identification No.
    incorporation of organization

              840 Lily Lane
              P.O. Box 5160
          Grand Rapids, MN 55744                        (218) 327-3434
          -----------------------                  -----------------------
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
                                                          X  Yes          No
                                                        -----        -----

         As of November 7, 2000, 10,205,497 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          September 30,  December 31,
                                                              2000           1999
                                                          -------------  ------------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................   $   688,947   $   743,184
   Short-term investments ..............................       999,792     1,247,696
   Accounts receivable, net ............................     9,690,058     8,661,049
   Inventories .........................................    30,023,728    32,391,256
   Prepaid expenses and other ..........................       814,559       811,076
                                                           -----------   -----------
              Total current assets .....................    42,217,084    43,854,261

Property and equipment, net ............................     4,712,632     4,795,674
                                                           -----------   -----------

              Total Assets .............................   $46,929,716   $48,649,935
                                                           ===========   ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ......................................   $        --   $ 4,080,000
   Current portion of long-term liabilities ............        81,331       254,412
   Accounts payable ....................................     2,796,072     1,775,883
   Accrued liabilities
     Compensation ......................................       243,421       252,708
     Warranties ........................................       450,000       450,000
     Commission ........................................       164,358       306,831
     Other .............................................       284,929       237,134
   Income taxes payable ................................       251,543            --
                                                           -----------   -----------
         Total current liabilities .....................     4,271,654     7,356,968
                                                           -----------   -----------

LONG-TERM LIABILITIES, less current portion ............     2,137,353     2,197,046
                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES ..........................            --            --

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ...........................            --            --
     Common stock, 33,750,000 shares authorized;
        9,701,541 shares issued and outstanding in 2000;
        9,686,457 shares issued and outstanding in 1999         97,015        96,865
   Additional paid-in capital ..........................    31,047,816    30,859,403
   Retained earnings ...................................     9,375,878     8,139,653
                                                           -----------   -----------
                                                            40,520,709    39,095,921
                                                           -----------   -----------

              Total Liabilities and Shareholders' Equity   $46,929,716   $48,649,935
                                                           ===========   ===========

See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Net sales ..............................   $ 10,532,697    $  8,781,259    $ 33,840,722    $ 26,308,077

Cost of goods sold .....................      8,606,189       7,195,515      26,414,175      20,066,378
                                           ------------    ------------    ------------    ------------

         Gross profit ..................      1,926,508       1,585,744       7,426,547       6,241,699

Operating expenses
     Selling, general and administrative      1,423,396       1,388,115       4,941,593       3,753,773
     Research and development ..........        113,949         149,062         370,319         412,446
                                           ------------    ------------    ------------    ------------
         Operating income ..............        389,163          48,567       2,114,635       2,075,480
Other income (expense)
     Interest expense ..................        (65,601)        (62,618)       (229,602)       (188,750)
     Other, net ........................         25,594          49,949          80,192         196,810
                                           ------------    ------------    ------------    ------------
         Income before income taxes ....        349,156          35,898       1,965,225       2,083,540
Provision for income taxes .............        129,000          15,000         729,000         725,000
                                           ------------    ------------    ------------    ------------
         NET EARNINGS ..................   $    220,156    $     20,898    $  1,236,225    $  1,358,540
                                           ============    ============    ============    ============

Net earnings per common share

     Basic .............................   $        .02    $        .00    $        .13    $        .14
                                           ============    ============    ============    ============

     Diluted ...........................   $        .02    $        .00    $        .12    $        .14
                                           ============    ============    ============    ============

Weighted average number of common
     shares outstanding

     Basic .............................      9,701,541       9,681,249       9,696,413       9,552,556
                                           ============    ============    ============    ============

     Diluted ...........................      9,894,887      10,069,097       9,908,598       9,943,549
                                           ============    ============    ============    ============

See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                         Nine months ended September 30,

                                                                            2000            1999
                                                                        ------------    ------------
Cash flows from operating activities:
   Net earnings .....................................................   $  1,236,225    $  1,358,540
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation .................................................        305,975         256,500
       Interest accrued on capital lease obligation .................         36,215          36,215
       Deferred income taxes ........................................        (70,000)        (90,000)
       Effect of warrant earned .....................................        113,400         113,400
       Changes in assets and liabilities:
         Accounts receivable ........................................     (1,029,009)     (4,136,087)
         Inventories ................................................      2,367,528     (14,494,888)
         Prepaid expenses and other .................................         66,517         232,176
         Accounts payable ...........................................      1,020,189       1,893,972
         Accrued liabilities ........................................       (103,965)        217,283
         Income taxes payable .......................................        286,543         265,000
                                                                        ------------    ------------

Net cash provided by (used in) operating activities .................      4,229,618     (14,347,889)
                                                                        ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment ...............................       (222,933)       (462,156)
   Purchase of short-term investments ...............................         (2,096)     (3,104,522)
   Redemption of short-term investments .............................        250,000       2,101,105
                                                                        ------------    ------------

Net cash provided by (used in) investing activities .................         24,971      (1,465,573)
                                                                        ------------    ------------

Cash flows from financing activities:
   Principal payments on line of credit, net ........................     (4,080,000)     (1,915,000)
   Principal payments on long-term liabilities ......................       (268,989)       (249,539)
   Proceeds from sale of common stock and warrant, net of
      offering costs ................................................             --      17,549,173
   Proceeds from exercise of stock options ..........................         62,108         802,703
   Retirements of common stock ......................................        (21,945)       (604,446)
                                                                        ------------    ------------

Net cash provided by (used in) financing activities .................     (4,308,826)     15,582,891
                                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........................        (54,237)       (230,571)

Cash and cash equivalents at beginning of period ....................        743,184         308,565
                                                                        ------------    ------------

Cash and cash equivalents at end of period ..........................   $    688,947    $     77,994
                                                                        ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest ...........................................   $    256,883    $    191,405
   Cash paid for income taxes .......................................        472,799         540,714

Supplemental disclosure of non-cash investing and financing activity:
   Tax benefit from exercise of stock options .......................   $     35,000    $    265,000

See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

NOTE 2.  INVENTORIES

         Inventories consist of the following:

                                           September 30,  December 31,
                                               2000           1999
                                           -------------  ------------
         Raw materials, semi-finished and
           work in process inventory        $18,135,190   $19,531,208
         Finished goods                       6,467,220     7,574,115
         Used equipment held for resale       5,421,318     5,285,933
                                            -----------   -----------

                                            $30,023,728   $32,391,256
                                            ===========   ===========

NOTE 3.  SUBSEQUENT EVENT

         On October 31, 2000 Caterpillar Inc. purchased 500,000 newly issued shares of ASV Common Stock at $18 per share pursuant to the terms of a Securities Purchase Agreement.

         The two companies also announced the signing of an alliance agreement in which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders.

         Under the terms of this alliance agreement, ASV will use a portion of the stock sale proceeds to fund development of the new models. The first two models are expected to be introduced to a limited number of North American Caterpillar dealers in the second quarter of 2001. The new machines will be assembled in Sanford, N.C., at Caterpillar's skid steer loader facility. The undercarriages will be manufactured at ASV's facilities in Grand Rapids, Minnesota.

                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Results of Operations

         The following table sets forth certain Consolidated Statement of Earnings data as a percentage of net sales:

                                                Three Months Ended  Nine Months Ended
                                                    September 30,     September 30,
                                                  2000     1999       2000     1999
                                                -------  -------    -------  -------
         Net sales .........................     100.0%   100.0%     100.0%   100.0%
         Cost of goods sold ................      81.7     81.9       78.1     76.3
         Gross profit ......................      18.3     18.1       21.9     23.7
         Selling, general and administrative      13.5     15.8       14.6     14.3
         Operating income ..................       3.7       .6        6.2      7.9
         Interest expense ..................        .6       .7         .7       .7
         Net income ........................       2.1       .2        3.7      5.2

For the three months ended September 30, 2000 and 1999.

         Net Sales. For the three months ended September 30, 2000, net sales were approximately $10,533,000 compared with approximately $8,781,000 for the same period in 1999. The increased sales were the result of several offsetting factors. First, sales of the Company's 4810 Posi-Track for the third quarter of 2000 increased due to this product being available for sale during the entire quarter in 2000 versus being available for only a portion of the quarter in the third quarter of 1999. Second, the Company's sales increased in the third quarter of 2000 due to the introduction of the Company's newest product, the RCo30 All Surface Loader. Third, sales of used equipment increased due to the result of increased marketing efforts. Finally, the increase in sales for the third quarter of 2000 was offset by a decrease in military sales. The Company had no sales under its military contract in the third quarter of 2000 compared with approximately $1.7 million of sales under this contract in the third quarter of 1999.

         Gross Profit. Gross profit for the three months ended September 30, 2000 was approximately $1,927,000, or 18.3% of net sales compared with approximately $1,586,000, or 18.1% of net sales, for the same period in 1999. The increased gross profit was attributable to increased sales volume and a slightly higher gross profit percentage for third quarter 2000. Although the gross profit percentage for the third quarter of 2000 was approximately the same as the same period in 1999, it was less than the Company experienced in the second quarter of 2000. The decreased gross profit percentage was attributable to several factors. First, the Company saw decreased demand for its higher margin 4810 Posi-Track due to the softening construction equipment market. Second, the Company began a more aggressive discount program to reduce its inventory of its 2800 series Posi-Tracks. Third, a greater amount of used equipment was sold during the third quarter of 2000, which carries a lower gross profit percentage than new machines. Finally, ASV's latest product, the RCo30 All Surface Loader, went into production during third quarter 2000 and inefficiencies were encountered during the initial production process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $1,388,000 for the third quarter of 1999 to approximately $1,423,000 for the same period in 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 15.8% of net sales in the third quarter of 1999, to 13.5% of net sales in the third quarter of 2000. The increased dollar volume was due to increased sales and marketing costs, offset by reduced commissions paid to Caterpillar Inc. for sales of products to Caterpillar dealers. The decrease in selling, general and administrative expenses when expressed as a percentage of net sales was due to the increase in sales for the third quarter of 2000.

         Research and Development. Research and development expenses decreased from approximately $149,000 in the third quarter of 1999 to approximately $114,000 in the third quarter of 2000. The decrease was due to the completion of testing and the start of production of the Company's newest model, the RCo30 All Surface Loader.

         Under the terms of the new alliance agreement entered into between the Company and Caterpillar Inc., ASV will use a portion of the stock sale proceeds it received to fund development of several new models of machines. The first two models are expected to be introduced to a limited number of North American Caterpillar dealers in the second quarter of 2001. The Company anticipates this will have a dilutive effect on its earnings for the year 2000 in the amount of approximately $400,000. The Company also expects a dilutive effect in 2001, but is not able to currently project the amount.

         Interest Expense. Interest expense was approximately the same for the third quarter of 2000 and 1999. The Company anticipates its interest expense will decrease in the fourth quarter of 2000 due to the decreased line of credit usage.

         Net Income. Net income for the third quarter of 2000 was approximately $220,000, compared with approximately $21,000 for the third quarter of 1999. The increase in 2000 resulted primarily from increased sales with a slightly increased gross profit percentage and decreased research and development expenses, offset in part by increased selling, general and administrative expenses.

For the nine months ended September 30, 2000 and 1999.

         Net Sales. Net sales for the nine months ended September 30, 2000 increased 29%, to approximately $33,841,000 compared with approximately $26,308,000 for the same period in 1999. This increase was due primarily to the increased sales of the Company's Posi-Track and RCo30 products, offset in part by decreased sales under military contracts. The Company experienced increased sales of the Company's model 4810 Posi-Track in 2000 which went into production in September 1999. In addition, as discussed above, the Company introduced its newest product, the RCo30 All Surface Loader, during the third quarter of 2000. Also, sales of used equipment increased due to the result of increased marketing efforts. Offsetting these increases for 2000 was a decrease in military sales as the Company had no sales under its military contracts in 2000 compared with approximately $2,365,000 in 1999.

         Gross Profit. Gross profit for the nine months ended September 30, 2000 was approximately $7,427,000, or 21.9% of net sales, compared with approximately $6,242,000, or 23.7% of net sales, for the nine months ended September 30, 1999. The increased gross profit for 2000 was due to increased sales offset in part by a lower gross profit percentage. The decreased gross profit percentage in 2000 was due to several factors. First, a lesser number of equivalent units were produced in 2000, which resulted in higher fixed costs per unit. Second, the Company's newest product, the RCo30 All Surface Loader, went into production during third quarter 2000 and inefficiencies were encountered during the initial production process which decreased the gross profit percentage. Finally, a greater amount of used equipment was sold during 2000, which carries a lower gross profit percentage than new machines

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $3,754,000, or 14.3% of net sales, for the nine months ended September 30, 1999, to approximately $4,942,000, or 14.6% of net sales, for the same period in 2000. These increases are due primarily to additional dealer support programs, including the hiring of field service representatives during the fourth quarter of 1999. Also, the Company paid a greater commission to Caterpillar in 2000 due to increased sales to Caterpillar dealers and a full nine months of commissionable sales in 2000 compared with eight months in 1999. The commission paid to Caterpillar increased from approximately $616,000 for the nine months ended September 30, 1999 to approximately $989,000 for the same period in 2000.

         Research and Development. Research and development expenses decreased from approximately $412,000 in 1999 to approximately $370,000 in 2000. The decrease was due mainly to the completion of testing and the start of production of the Company's newest model, the RCo30 All Surface Loader.

         Interest Expense. Interest expense increased from approximately $189,000 for the nine months ended September 30, 1999 to approximately $230,000 for the same period in 2000. The increase was due to greater utilization of the Company's line of credit to fund operations in 2000.

         Net Income. Net income for the nine months ended September 30, 2000 decreased to approximately $1,236,000 from approximately $1,359,000 for the same period in 1999. The decrease was primarily a result of a lower gross profit percentage on increased sales with increased operating and interest expense. In addition, the Company's effective income tax rate increased in 2000 compared with 1999. In 1999, the Company recorded a $50,000 income tax benefit for amended income tax returns for prior years. No similar item was available in 2000.

Liquidity and Capital Resources

          At September 30, 2000, working capital increased approximately $1,448,000 to approximately $37,945,000 compared with approximately $36,497,000 at December 31, 1999. This increase was due to several offsetting factors. First, accounts receivable increased as the Company experienced a 29% rise in sales for the nine months of 2000 compared with the same period in 1999. In addition, the Company has offered extended payment terms, generally less than 180 days, on certain sales of its products, thereby causing accounts receivable, along with working capital, to increase. Second, working capital increased as the Company's borrowings on its line of credit were eliminated during the third quarter of 2000 due to improved cash flow. Third, working capital decreased due to decreases in raw materials and finished goods, as the Company continues its inventory reduction program. Finally, working capital was reduced by increased income taxes payable due to higher levels of taxable income in the second and third quarters of 2000.

         The Company continues to work on reducing its inventory levels. In an effort to reduce its used equipment inventory, a retail store was opened in the second quarter of 2000 in Grand Rapids, Minnesota to sell used Posi-Tracks and related accessories directly to the end user. The Company also began selling its RCo30 All Surface Loader from this location to retail customers in the third quarter of 2000. The Company anticipates it will continue the operation of its retail store based on the results experienced to date.

         On October 31, 2000 Caterpillar Inc. purchased 500,000 newly issued shares of ASV Common Stock at $18 per share pursuant to the terms of a Securities Purchase Agreement. The two companies also announced the signing of an alliance agreement in which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders.

         Under the terms of this alliance agreement, ASV will use a portion of the stock sale proceeds to fund development of the new models. Accordingly, during product design and production ramp-up in 2000 and 2001, the Company expects the agreement will have dilutive effect on its earnings. However, a positive impact on earnings is anticipated beginning in 2002.

         The first two models are expected to be introduced to a limited number of North American Caterpillar dealers in the second quarter of 2001. The new machines will be assembled in Sanford, N.C., at Caterpillar's skid steer loader facility. The undercarriages will be manufactured at ASV's facilities in Grand Rapids, Minnesota.

         The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months and into the foreseeable future.

         The statements set forth above under "Liquidity and Capital Resources" in this Form 10-Q regarding ASV's plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction, and ASV's intended use of the proceeds from the sale of shares to Caterpillar are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may effect whether these machines are ultimately produced including the parties' ability to successfully jointly manufacture the machines, unanticipated delays, costs or other difficulties in the development or manufacture of the machines, market acceptance of the new machines, general market conditions, corporate developments at ASV or Caterpillar and ASV's ability to realize the anticipated benefits from its relationship with Caterpillar and its dealers, could cause actual results to differ materially from those anticipated in such forward-looking statements. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to this Current Report on Form 10-Q.

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

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  On October 31, 2000, the Company sold 500,000 newly issued shares of Common Stock to Caterpillar Inc. for an aggregate purchase price of $9,000,000 pursuant to the exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

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

        4.8 *     Amendment to 1998 Non-Employee Director Stock Option Plan (m)

        4.9 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

        4.10      Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

        4.11 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

        4.12 Securities Purchase Agreement dated October 31, 2000 between Caterpillar Inc. and the Company

        4.13      Replacement Warrant issued to Caterpillar Inc. on October 31,
                  2000

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

       10.11 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

       10.12 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

       10.13 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

       10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

       10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

       10.16** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company

       11         Statement re: Computation of Per Share Earnings

       22         List of Subsidiaries (a)

       27         Financial Data Schedule for the nine months ended September
                  30, 2000

       99         Risk Factors

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

                  (m) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-25620) filed electronically August 10, 2000.

                  * Indicates management contract or compensation plan or arrangement.

                  ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.


        (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             A.S.V., Inc.


Dated: November 14, 2000                     By /s/ Gary Lemke
                                             -----------------------------------
                                                Gary Lemke
                                                President


Dated: November 14, 2000                     By /s/ Thomas R. Karges
                                             -----------------------------------
                                                Thomas R. Karges
                                                Chief Financial Officer
                                                (principal financial and
                                                   accounting officer)

                                  EXHIBIT INDEX


Exhibit                                                                                 Method of Filing
-------                                                                                 ----------------
    4.12      Securities Purchase Agreement dated October 31, 2000 between
              Caterpillar Inc. and the Company..................................  Filed herewith electronically

    4.13      Replacement Warrant issued to Caterpillar Inc. on October 31, 2000  Filed herewith electronically

   10.16**    Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated
              October 31, 2000 between Caterpillar Inc. and the Company.........  Filed herewith electronically

   11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

   27         Financial Data Schedule...........................................  Filed herewith electronically

   99         Risk Factors......................................................  Filed herewith electronically


  ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.