Form 10-K
period 2000-12-31
ASV INC /MN/
filed 2001-03-30
CIK 926763

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

          For the fiscal year ended December 31, 2000

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from______________to ____________________.

                        Commission file number: 0-25620
                                                -------

                                 A.S.V., Inc.
                              -------------------
            (Exact name of registrant as specified in its charter)

            Minnesota                                       41-1459569
     -----------------------                            ------------------
   State or other jurisdiction of                         I.R.S. Employer
   incorporation of organization                         Identification No.


840 Lily Lane, P.O. Box 5160, Grand Rapids, MN 55744                 (218) 327-3434
----------------------------------------------------                ----------------
      Address of principal executive offices                Registrant's telephone number,
                                                                   including area code

Securities registered under Section 12(b) of the Exchange Act:

                                     None
                               ----------------
                              Title of each class

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value
                         ----------------------------
                              Title of each class

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing sale price at March 15, 2001 of $11.00, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $74,933,051.

     As of March 15, 2001, 10,209,997 shares of the registrant's Common Stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                     ------------------------------------

   Portions of the registrant's Proxy Statement for its June 1, 2001 Annual Meeting, which will be filed by April 30, 2001, are incorporated by reference in
                                   Part III.

                                    PART I

Item 1.   Description of Business

General

     A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as "ASV" or the "Company."

     ASV designs, manufactures and sells track-driven all-season vehicles. The Company's two principal product lines, the Posi-Track(TM) product line and the R-Series product line, use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. The Company's products are versatile machines used in the construction, agricultural, landscaping, trail grooming and maintenance, vineyard, military, wildlife management and other markets.

     The Company has the following models in its Posi-Track product line: the MD-70, the 2800 series, the HD 4500 series and the 4810. The Company has one model in its R-Series product line, the RC.30.

     The Company has also produced two models of machines primarily for over-the-snow applications, the Track Truck and the Posi-Track DX 4530.

     Track Truck is a registered trademark, and Posi-Track, RC.30, Posi-Turn and Snow Saver are trademarks, of ASV, Inc. This Annual Report also contains trademarks of other companies.

     In 1999, the Company closed on a strategic alliance with Caterpillar Inc. ("Caterpillar") whereby Caterpillar purchased, for an aggregate purchase price of $18 million, one million newly issued shares of the Company's Common Stock and a warrant to purchase 10,267,127 newly issued shares of the Company's Common Stock. In connection with this transaction, the Company received, among other items, access to Caterpillar's worldwide dealer network through which it can distribute its products. In 2000, Caterpillar purchased an additional 500,000 newly issued shares of ASV Common Stock at $18 per share, increasing its ownership in ASV to approximately 15%. The Company also amended its original warrant issued to Caterpillar, reducing the number of shares of ASV common stock available for purchase under the warrant by 500,000 shares.

Current Year Developments

     New Product Line

     In the third quarter of 2000, the Company began manufacturing the first model in its R-Series product line, the RC.30 All Surface Loader. This machine is significantly smaller than the Company's current models and is being marketed to the landscape, rental and landowner markets. The RC.30 weighs approximately 3,000 pounds and has a smaller quick-attach mechanism for accepting attachments. This product is being sold through multiple distribution channels on a nonexclusive dealer territory basis.

     Additional Agreements with Caterpillar

     In October 2000, the Company entered into a Securities Purchase Agreement in which Caterpillar purchased 500,000 newly issued shares of ASV Common Stock at $18 per share, increasing its ownership in ASV to approximately 15%. The Company also amended its original warrant issued to Caterpillar, reducing the number of shares of ASV common stock available for purchase under the warrant by 500,000 shares.

     The Company and Caterpillar also entered into an alliance agreement in which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTL's. The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patent-pending Maximum Traction Support System(TM) rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They will be sold through the Caterpillar dealer network.

     Alliance with Polaris Industries, Inc.

     In January 2001, the Company entered into a licensing agreement that allows Polaris Industries, Inc., (Polaris) to sell an ASV-built, rubber track, all-surface utility loader similar to the Company's RC.30 All Surface Loader. The agreement gives Polaris the right to market and sell the utility loader under its own nameplate through its worldwide dealer network. Polaris will purchase the machines, as well as parts and attachments, directly from ASV. The agreement also provides the option at some future point for Polaris to manufacture the machines under a royalty arrangement if volume exceeds ASV's competitive capabilities.

Markets for the Company's Products

     With the increased production and sales volume of the Company's Posi-Track crawler/tractors (specifically the MD-70, the 2800 series, the HD 4500 series and the 4810) over the last several years, and the introduction of the RC.30 All Surface Loader, sales of the Company's original product, the Track Truck, and its Posi-Track DX 4530 have declined. These models are sold primarily for over-the-snow applications and have a much more limited market than the Company's crawler/tractor models or RC.30. In 2000, sales of the Track Truck and the Posi-Track DX 4530 accounted for less than 1.0% of the Company's net sales. Therefore, unless specifically mentioned, the following discussion will pertain only to the Posi-Track crawler/tractors and the RC.30 All Surface Loader. Hereafter, the term Posi-Track will refer to the crawler/tractor models.

     The Company believes its RC.30 and Posi-Tracks are very versatile and can be used in a wide variety of applications. The following represents several of the possible markets where the Company's products may be used.

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

     The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited as to when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A wheeled skid-steer exerts ten times or more ground pressure than a Posi-Track or RC.30 which makes a skid-steer less suitable for operation on landscaped or groomed ground.

     Recognizing the benefits of tracked vehicles, a few manufacturers have created tracks that can be placed around a skid-steer's wheels. Add-on tracks are generally steel; however, rubber add-on tracks are now available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer's ground pressure somewhat, the overall design of a Posi-Track or RC.30 gives it more versatility and less ground pressure than a skid-steer with add-on tracks.

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

     Landscaping. Like the construction industry, the landscaping industry depends heavily on small dozers and skid-steers with loaders, backhoes, rakes and other attachments. Landscapers have also been limited by these machines on soft, wet, muddy, hilly or rough terrain or on groomed or paved surfaces, thereby affecting productivity. Skid-steers and dozers cause greater soil compaction than a Posi-Track or RC.30, which is a concern for landscapers because the more compact the soil, the more difficult it is for plants to grow. The Posi-Track and RC.30 can also be adapted to perform special functions in the landscaping industry. For example, the Company manufactures attachments for the Posi-Track and RC.30 which are used for laying a specially cut continuous roll of sod. The sod is held in front of the vehicle and unrolls as the vehicle moves forward, laying the sod on the ground. The vehicle's rubber tracks then move over the sod, gently setting it in place. This procedure allows sod to be laid with significantly less manual labor and on places such as sides of hills where traditional smaller sod sections could be washed away by excessive rain.

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

Products

     The Company's principal products are contained in two primary product lines, the Posi-Track product line and the R-Series product line. All products under these two product lines utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each. Wheeled vehicles have less traction, are less stable than tracked vehicles and cannot operate on soft, wet, slippery, rough or hilly terrain. Steel tracks damage the surfaces on which they operate. Also, the significant ground pressure of both wheeled and steel track vehicles creates compacted soil. The rubber tracks utilized provide the traction, stability and mobility of tracked vehicles, but do not damage surfaces. In addition, all machines produced have extremely low ground pressure which means they will not cause significant soil compaction.

     The Company began manufacturing the Track Truck in 1984. The current Track Truck model is the HPT 2800 and is used primarily in over-the-snow applications. The Company began manufacturing the Posi-Track Model MD-70 for sale in 1991. In July 1997, the Company began selling the Posi-Track HD 4500 series, which is larger than the MD-70 and has additional features not available on the current model MD-70, most notably a maintenance-free suspension which eliminated all periodic maintenance on the suspension parts. In October 1997, the Company began selling the Posi-Track DX 4530, the largest of all the Posi-Track models produced. The DX 4530 is used primarily in over-the-snow applications. The DX 4530 has features not found on either the MD-70 or HD 4500 models. In August 1998, the Company began selling the Posi-Track 2800 series. The 2800 series integrated the size, weight and operating capabilities of the Company's Model MD-70

Posi-Track with the maintenance-free undercarriage currently in use on the Company's HD 4500 and DX 4530 models. In July 1999, the Company began manufacturing the 4810, which incorporates a Caterpillar engine and other Caterpillar components. The 4810 has essentially replaced the HD 4500 series, although the Company still manufactures the HD4500 in limited quantities for select markets. In July 2000, the Company began manufacturing the RC.30 All Surface Loader. This machine is significantly smaller than the Company's current model Posi-Tracks and is being marketed to the landscape, rental and landowner markets.

     The Company intends to begin distribution of product under its agreement with Polaris in the first quarter of 2001. This product is similar to ASV's RC.30 All Surface Loader but will carry the Polaris nameplate and be sold through the Polaris dealer network.

     The MTL's will be jointly manufactured with Caterpillar, and the Company intends to begin manufacturing its portion in the second quarter of 2001.

     The vast majority of the Company's future production is expected to be devoted to the 4810, the RC.30 All Surface Loader and those products specified in the Caterpillar and Polaris alliances. The Company may, from time to time, build its other models on an as needed basis.

     The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon and Kevlar. The majority of the Company's Posi-Track products and its RC.30 feature a maintenance-free suspension with no grease fittings. The Company's products utilize diesel engines manufactured by various engine manufacturers. The current model Posi-Tracks and its RC.30 utilize engines manufactured by Caterpillar and Isuzu.

     Posi-Track Crawler/Tractor Models.

     The Company believes its Posi-Tracks are ideal replacements to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. Their standard quick-attach mechanism enables them to operate the attachments used by skid-steers. They are also designed for use with a dozer attachment. In addition, their three-point hitch attachment and reversible seating allow them to function as a small tractor.

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

     . Price. The current retail price of a Posi-Track ranges from approximately $43,000 for a model 2800 with a loader, bucket and quick-attach mechanism to approximately $55,000 for a 4810 with a loader, bucket and quick-attach mechanism. Although the most common skid-steer vehicles have a slightly lower base price, comparably equipped skid-steers cost approximately the same as a Posi-Track 2800.

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

     RC.30 All Surface Loader

     The Company began sales of its RC.30 All Surface Loader in the third quarter of 2000. The RC.30 is a smaller version of the Company's Posi-Track machines. Weighing approximately 3,000 pounds and built on a rubber track suspension similar to the Posi-Track, the RC.30 is being marketed towards the landscape, rental and landowner markets.

     The basic design of the RC.30 is similar to that of a Posi-Track with its weight distributed over two tracks smaller than those found on a Posi-Track.
The RC.30 has tracks which have a ground surface of approximately 55 x 11 inches per track, resulting in an average ground pressure of approximately 2-3 pounds per square inch. This low ground pressure provides the RC.30 with the same advantages in various operating environments as a Posi-Track.

     The RC.30 is also a multi-purpose vehicle which the Company believes is attractive to customers principally because of their:

     . Size. The RC.30 occupies approximately the same size footprint as an all-terrain vehicle, with a width of approximately 46 inches and a length of approximately 91 inches without any attachment on the loader. The width allows the RC.30 to fit between the fender wells of a full-size pick-up truck. The size of the RC.30 allows it to maneuver in compact areas, easily turning within its own length.

     . Features. The RC.30's loader includes a quick-attach mechanism which allows for use of a wide range of attachments, manufactured both for the Company by others such as a bucket, forklift, rake, backhoe and snowblower.

     . Price. The current retail price of an RC.30 is approximately $22,500 with a loader, bucket and quick-attach mechanism. The Company believes its current retail price makes the RC.30 very competitive against similarly equipped skid-steers.

     . Ease of Operation. The RC.30 is a ride-on machine equipped with pilot-operated hydraulic controls. Gauges and switches are in the heads-up position for easy view and reach. Safety features include full ROPS/FOPS canopy, lap bar, seat belt and parking brake.

     Over-the-Snow Models

     The Company manufactures two additional models, the Track Truck and the DX 4530, which are primarily marketed towards over-the-snow applications, such as snow trail grooming for snowmobile and ski trails. With the increased popularity and production of the Company's Posi-Track crawler/tractor models and RC.30, the production and sales of the over-the-snow models has greatly decreased over the last several years. In 2000, sales related to over-the-snow models accounted for less than 1.0% of the Company's net sales. The Company anticipates it may manufacture these models in the future, but only on a build to order basis.

Sales and Marketing

     The Company sells its products through several distribution channels, depending on product. The Posi-Track is primarily sold through Caterpillar dealers in the United States, Canada and Australia as well as a limited number of independent equipment dealers in the United States. As of March 1, 2001, 54Caterpillar dealers and 12 independent dealers representing approximately 350 locations in the United States, Canada and Australia sell and service the Company's Posi-Track machines.

     The RC.30 is primarily sold through independent equipment dealers in the United States and Canada as well as a limited number of Caterpillar dealers. As of March 1, 2001, 26 independent dealers and 11 Caterpillar dealers representing approximately 50 locations in the United States and Canada sell and service the RC.30. The Company anticipates it will expand to approximately 100 total RC.30 dealers by the end of 2001.

     The MTL products, a Caterpillar product, will be available only through Caterpillar dealers. For 2001, 16 North American Caterpillar dealers are expected to carry the MTL product line. In 2002, it is anticipated all 69 Caterpillar dealers in North America will be able to carry the MTL product line. In 2003, it is anticipated the MTL product line will be available to Caterpillar dealers on a worldwide basis.

     The Polaris version of the RC.30 will be available only through Polaris dealers, with the distribution of this product handled by Polaris. Polaris has a North American dealer network of approximately 2,000 dealers, along with 52 international distributors in 125 countries. Polaris expects approximately 350 of its North American dealers may carry this product over the next 12 months.

     The construction, agricultural and landscape equipment industries, in which the Posi-Track and RC.30 models compete, have historically been cyclical. Sales of construction, agricultural and landscape equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Posi-Track have generally been greater in the spring and summer. The Company anticipates sales of the RC.30 will follow a pattern similar to the Posi-Track.

     For the years 2000 and 1999, no customer accounted for over 10% of the Company's net sales. During 1998, approximately 21% of the Company's net sales were made to one unaffiliated customer.

     As of March 15, 2001, the Company had orders for approximately $8.1 million of its products. As of March 15, 2000, the Company had orders for approximately $3.1 million of its products.

     The Company generally does not offer financing on its vehicles, but has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. The Company had an agreement with John Deere Credit whereby John Deere Credit will provide floor plan financing to certain of the Company's Posi-Track dealers. This agreement was terminated by John Deere Credit in 2000. For 2000, less than 1% of the Company's sales were financed through John Deere Credit. For 1999 and 1998, approximately 2% and 8%, respectively, of the Company's sales were financed through John Deere Credit.

     The Company offers extended payment terms on the sale of its products to its dealers, generally not exceeding 180 days. In December 2000, the Company made a sale to one customer totaling approximately $4 million. Due to physical space limitations at the customer's facilities, delivery of the product is being made during the months of January through April 2001. The Company has agreed to provide interest free terms for these products until July 1, 2001. Any product sold by the customer prior to July 1, 2001 must be paid by the tenth day of the month following the month of sale. For any product not paid by July 1, 2001, the Company has agreed to provide floor plan financing at the rate of 10% per annum, such interest to be payable monthly. All remaining unpaid amounts and any accrued interest are due and payable December 31, 2001.

Affiliation with Caterpillar

     1998-1999 Agreements

     On October 14, 1998, ASV entered into a Securities Purchase Agreement (the "Purchase Agreement") with Caterpillar Inc. ("Caterpillar"). This Purchase Agreement was approved by the Company's shareholders on January 28, 1999 and closed January 29, 1999. Pursuant to the Purchase Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's Common Stock and a warrant to purchase an additional 10,267,127 newly issued shares of the Company's Common Stock at a price of $21.00 per share. The Purchase Agreement provided that, upon closing, the Company's Board of Directors would be increased from eight to ten members and the Company's Board of Directors appointed two members designated by Caterpillar. In 2000, in connection with the purchase of an additional 500,000 newly-issued shares of ASV's Common stock, the warrant shares were reduced by 500,000 shares. See "2000 Agreements" below.

     In connection with entering into the Purchase Agreement, the Company and Caterpillar have entered into several ancillary agreements. First, the Company and Caterpillar have entered into a commercial alliance agreement (the "Commercial Alliance Agreement") pursuant to which Caterpillar is providing the Company access to its worldwide dealer network and has made various management, financial and engineering resources available to the Company. In addition, Caterpillar and the Company have entered into various other agreements pursuant to which Caterpillar and the Company will supply each other with certain components, Caterpillar will agree to allow the Company to use certain of its trademarks and trade dress in the event certain conditions are met and Caterpillar and the Company will agree to share certain technologies, all at certain costs. Material terms of these ancillary agreements are described below.

     The Commercial Alliance Agreement. The Commercial Alliance Agreement provides that the Company and Caterpillar will enter into certain agreements, each of which is discussed below.

     Marketing Agreement. The Marketing Agreement requires Caterpillar to provide the Company with access to its worldwide distribution network, in part, by promoting the sale of the Company's products to Caterpillar's dealers. Caterpillar will first promote ASV's products in North America and gradually extend such promotion throughout the world consistent with a
     joint marketing plan to be developed by the Company and Caterpillar.   In
     addition, under the Marketing Agreement, Caterpillar intends to handle orders for the Company's products and administer its warranties. In consideration for Caterpillar's services under the Marketing Agreement, ASV will pay to Caterpillar a commission equal to 5% of the dealer net price for complete machines (currently the 4810 model only) and 3% for replacement parts and Company-branded attachments sold to Caterpillar dealers plus the costs of certain services provided by Caterpillar. The Marketing Agreement was entered into between Caterpillar and the Company on January 29, 1999.

     Trademark and Trade Dress License Agreement. The Marketing Agreement provides that the Company and Caterpillar enter into a Trademark and Trade Dress License Agreement (the "License Agreement") at such time as the Company's products have been evaluated by Caterpillar and have been found to meet Caterpillar's quality and safety standards in accordance with Caterpillar's established testing and validation procedures. The License Agreement will provide, in part, that Caterpillar will grant to the Company the non-exclusive, non-transferable right and license to use certain trademarks of Caterpillar on the Company's products for a fee equal to a percentage of the dealer net price for products sold to dealers with such trademarks. The term of the License Agreement will be five years from the date of the signing of the License Agreement, unless earlier terminated by mutual consent of the Company and Caterpillar. Although no time frame for the evaluation of the Company's products has been agreed to, the Company anticipates that such process may take from two to four years, or longer. The Company and Caterpillar have currently chosen to focus on joint product offerings with the Caterpillar trademark (i.e. the MTL product line) rather than pursue this portion of the Marketing Agreement at the current time.

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

     Joint Venture Agreement. The parties have agreed to enter into a Joint Venture Agreement pursuant to which ASV and Caterpillar will establish a 50-50 joint venture company to design and develop a line of agricultural tractors utilizing key aspects of the parties' respective technology and know-how. Caterpillar and the Company have had preliminary discussions regarding the Joint Venture, but have elected to concentrate on the MTL product line before pursuing further a formal Joint Venture Agreement.

     2000 Agreements

     In October 2000, the Company entered into another Securities Purchase Agreement with Caterpillar in which Caterpillar purchased 500,000 newly issued shares of ASV Common Stock at $18 per share. The Company also amended its original warrant issued to Caterpillar reducing the number of shares of ASV common stock available for purchase under the original warrant by 500,000 shares. The amended warrant with Caterpillar provides for the purchase of9,767,127 newly issued shares of the Company's Common Stock at a price of $21.00 per share. The amended warrant is exercisable at any time until January 29, 2009, except that it may expire with respect to a portion of the shares in the event the Company meets certain revenue levels and certain other conditions are met.

     Also in October 2000, the Company and Caterpillar entered into an alliance agreement under which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTL's). The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patent-pending Maximum Traction Support System(TM) rubber track undercarriage. The machines will complement existing models in both ASV's and Caterpillar's current product lines. They will be sold through the Caterpillar dealer network. The MTL's are not a commissionable product under the Commercial Alliance Agreement.

     As of March 15, 2001, Caterpillar owns 14.7% of the Company's outstanding Common Stock (12.4% assuming the exercise of all outstanding options and warrants) and has the right to own up to 51.6% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

Competition

     The markets in which the Posi-Track competes are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Gehl, Deere & Co. and Caterpillar Inc. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market. Ingersoll Rand manufactures a rubber track skid steer which would be considered comparable in size to the Company's 2800 series Posi-Track.

     The markets in which the RC.30 competes are also generally comprised of vehicles manufactured by large corporations producing models with substantial name recognition, including Toro, which manufactures the Dingo, as well as those companies listed above that manufacture skid-steer products.

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

Warranty

     The Company provides a limited warranty to purchasers of its products. The warranty covers defects in materials and workmanship for periods ranging from six months to one year from the delivery date to the first end user, depending on if the machine is placed into a rental fleet. The rubber tracks used on the Company's products carry a pro-rated warranty up to 2,000 hours of usage. Components which are not manufactured by the Company are subject only to the warranty of the manufacturer of the component and may be greater in length than the limited warranty provided by the Company.

     The Company offers an extended warranty through an unaffiliated company. This unaffiliated company would be responsible for administering and paying all warranty claims under this extended warranty program.

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

Research and Development

     During the years ended December 31, 2000, 1999 and 1998, the Company spent approximately $679,000, $531,000 and $319,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through its alliances with other Caterpillar and Polaris.

     The Company anticipates research and development expenses will increase substantially in 2001 as it continues to develop the Multi-Terrain Loaders with Caterpillar as well as extensions of its own product line. For 2001, the Company anticipates it may spend approximately $2.5 million on research and development. The Company believes its anticipated expenditure for research and development in 2002 will be less than the expected level for 2001.

Insurance

     The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the life of Mr. Lemke.

Employees

     As of March 15, 2001, the Company had 110 employees, two of whom are part-time. The Company's employees include 3 in management, 20 in administration, 13 in sales and marketing and 75 in manufacturing, engineering and research and development. The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work at the Company's Grand Rapids facility.

Item 2.   Description of Property

     The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provides for monthly rental payments to January 2018, with a balloon payment of approximately $756,000 in January 2003. The Grand Rapids facility has been the Company's primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $162,500, but can be reduced or forgiven over a remaining period of six years if certain minimum employment levels are met and maintained during the applicable year.

     The Company also owns a parcel of land consisting of 63 acres and six buildings with a total of 47,000 square feet, which it uses for its research and development facility and additional warehousing.

     The Company believes that its properties are adequately covered by insurance.

Item 3.   Legal Proceedings

     ASV is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect ASV's current or future financial position or results of operation.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock trades on the Nasdaq Stock Market(R) under the ticker symbol ASVI. The following represents the high and low closing stock price for the periods indicated:


     Year Ended December 31, 2000           High      Low
     ----------------------------           ----      ---
     First Quarter                         $18.75   $12.75
     Second Quarter                         15.06    11.00
     Third Quarter                          16.00    12.38
     Fourth Quarter                         15.38     6.38

     Year Ended December 31, 1999            High     Low
     ----------------------------            ----     ---
     First Quarter                         $18.50   $15.00
     Second Quarter                         23.88    15.25
     Third Quarter                          23.00    14.37
     Fourth Quarter                         16.69    12.38


     The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

     As of March 15, 2001, the Company had approximately 261 holders of record of its Common Stock (not including beneficial holders). The Company believes it has approximately 4,000 beneficial holders of its Common Stock.

Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

Changes in Securities and Use of Proceeds

     On October 31, 2000, the Company sold 500,000 newly-issued shares of the Company's Common Stock to Caterpillar, in a cash transaction for $9,000,000. The Common Stock was sold pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions incurred for the sale of the Common Stock. The Company also amended its original warrant issued to Caterpillar reducing the number of shares of ASV Common Stock available for purchase under the warrant by 500,000 shares. The Warrant is exercisable at any time until January 29, 2009, except that it may expire with respect to a portion of the shares in the event the Company meets certain revenue levels and certain other conditions are met.


Item 6.  Selected Financial Data

  (Dollar amounts in thousands,                              Year ended December 31,
  except per share data)                        2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------------------
  Net Sales.................................  $43,860   $36,168   $39,019   $24,316   $12,266
  Net Earnings..............................    1,451     1,412     3,366     2,324       922
  Net Earnings Per Share-Diluted............      .15       .14       .40       .28       .12
  Total Assets..............................   55,006    48,650    29,533    19,215    13,410

  Long-Term Liabilities.....................    2,117     2,197     2,464     7,021     5,697
  Shareholders' Equity......................   49,763    39,096    19,515     9,957     6,287

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                   Year Ended December 31,
                                                   -----------------------
                                                     2000    1999    1998
                                                    -----   -----   -----
       Net sales..................................  100.0%  100.0%  100.0%
       Cost of goods sold.........................   79.3    76.7    75.6
       Gross profit...............................   20.7    23.3    24.4
       Selling, general & administrative expense..   14.2    15.7     8.9
       Operating income...........................    5.0     6.2    14.7
       Interest expense...........................    0.6     0.8     1.5
       Net earnings...............................    3.3     3.9     8.6


     Net Sales. Net sales for the year ended December 31, 2000 increased 21% to approximately $43,860,000 compared with approximately $36,168,000 in 1999. This increase is the result of several offsetting factors. First, sales of the Company's model 4810 Posi-Track increased significantly as 2000 was the first full year of production for this product. This product was available for less than two quarters in 1999. Second, the Company introduced a new product in the third quarter of 2000, the RC.30 All Surface Loader. The Company sold nearly all its 2000 production of this model. Third, sales of used equipment increased in 2000 due to increased marketing efforts, including the opening of a retail store in Grand Rapids, Minnesota in the second quarter of 2000. Lastly, offsetting these factors was a decrease in sales relating to Posi-Track machines sold under military contracts.

     Net sales for the year ended December 31, 1999 decreased 7% to approximately $36,168,000 compared with $39,019,000 in 1998. This decrease is the result of several offsetting factors. First, the Company closed the Transaction with Caterpillar in January 1999. The Company spent much of 1999 transitioning from its mostly independent dealer network to the Caterpillar dealer network. Based on the success the Company had selling to Caterpillar dealers in prior years, it was felt the transition to additional Caterpillar dealers would be a relatively simple process. However, the degree to which these additional Caterpillar dealers embraced new products, such as ASV's Posi-Track, varied greatly. This required increased training and market development activity by both the Company and the dealers to get the necessary marketing programs and other support in place. During this time period, sales decreased. Second, in 1999, the Company introduced a new model Posi-Track, the 4810, that incorporated many Caterpillar components. The initial production of the 4810 was later than anticipated due to delays encountered during the initial production process, leading to decreased sales during primarily the third quarter of 1999. Offsetting these two factors was an increase in sales of approximately $2.3 million relating to Posi-Track machines sold under military contracts.

     Gross Profit. Gross profit for the year ended December 31, 2000 increased 8% to approximately $9,065,000 compared with approximately $8,429,000 for 1999. The increase is a result of increased net sales as discussed above offset in part by a decrease in the Company's gross profit percentage from 23.3% in 1999 to 20.7% in 2000. The decrease in gross profit percentage is due to several factors. First, sales of the Company's model 4810 Posi-Track, its highest gross profit product, decreased significantly during the second half of the year, due in part to a nationwide slowdown in construction equipment spending. Second, the Company experienced inefficiencies during its initial start up of production of its RC.30 All Surface Loader during the third quarter of 2000. Third, the Company offered discounts on certain of its models to lower its inventory of finished goods. Finally, the Company had increased sales of lower margin used equipment in 2000 compared with 1999 as discussed above.

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

     Selling, General and Administrative Expenses. For the twelve months ended December 31, 2000, selling, general and administrative expenses increased to approximately $6,211,000 from approximately $5,671,000 in 1999. As a percentage of net sales, these expenses decreased from 15.7% in 1999 to 14.2% in 2000. The increased level of expenses was due primarily to two factors. First, the Company had increased marketing expenses in 2000 consisting of additional dealer support programs and a full year of costs for field service representatives hired during the fourth quarter of 1999. Also, the Company paid a greater commission to Caterpillar in 2000 due to increased sales to Caterpillar dealers and a full twelve months of commissionable sales in 2000 compared with eleven months in 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was due to sales increasing at a faster rate than expenses.

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

     Research and Development. For the year ended December 31, 2000, research and development expenses increased to approximately $679,000 compared with approximately $531,000 in 1999. The increase was due primarily to the joint development of the first two of five expected models of Multi-Terrain Loaders with Caterpillar and introduction of the Company's RC.30 All Surface Loader product.

     Research and development expenses for the year ended December 31,1999 increased approximately $212,000 to $531,000, compared with approximately $319,000 for 1998. The increase is due primarily to the introduction of the 4810 model Posi-Track, continued work on the Company's RC.30 All Surface Loader product and enhancements to existing Posi-Track models.

     The company anticipates research and development expenses will increase substantially in 2001 as it continues the development of the Multi-Terrain Loaders with Caterpillar as well as extensions of the ASV product line. For 2001, the Company anticipates it may spend approximately $2.5 million on research and development. The Company believes its anticipated expenditure for research and development in 2002 will be less than the expected level for 2001.

     Interest Expense. Interest expense was approximately $267,000 in 2000, compared with approximately $306,000 in 1999 and $576,000 in 1998. The decrease in 2000 was due to decreased line of credit usage. This was a result of increased cash flow, primarily from the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. The decrease in 1999 was the combination of two offsetting factors. Interest expense decreased in 1999 as the Company's convertible debentures were exchanged for common stock in 1998. Offsetting this decrease was an increase in borrowings under the Company's line of credit during 1999.

     Net Earnings. Net earnings for the twelve months ended December 31, 2000 were approximately $1,451,000 compared with approximately $1,412,000 for 1999. This increase was due to increased sales, offset in part by a lower gross profit percentage and increased operating expenses. In addition, the Company's effective income tax rate decreased in 2000 due to greater research and development tax credits.

     For the year ended December 31, 1999, net earnings decreased to approximately $1,412,000, compared with approximately $3,366,000 in 1998. This decrease was due to decreased sales with a lower gross profit and increased operating expenses, offset in part by lower interest expense.

Liquidity and Capital Resources

     In October 2000, the Company completed a Securities Purchase Agreement in which Caterpillar purchased 500,000 newly issued shares of ASV Common Stock at $18 per share increasing its ownership in ASV to approximately 15%. The Company also amended its original warrant issued to Caterpillar reducing the number of shares of ASV common stock available for purchase under the warrant by 500,000 shares.

     As of December 31, 2000, the Company had working capital of approximately $47,224,000, an increase of approximately $10,727,000 from 1999. The main reason for this increase was the Company's sale of shares of its Common Stock to Caterpillar in October 2000. Other items affecting working capital include an increase of approximately $1,897,000 in accounts receivable due to increased sales and greater use of extended terms, generally not exceeding 180 days, on the sale of the Company's products. The Company reduced its inventory levels by approximately $4,326,000 in 2000 by reducing its finished goods inventory and decreasing its level of raw materials on hand. In addition, the Company paid off its entire line of credit balance during 2000 from funds generated from operations.

     In December 2000, the Company made a sale to one customer totaling approximately $4 million. Due to physical space limitations at the customer's facilities, delivery of the product is being made during the months of January through April 2001. The Company has agreed to provide interest-free terms for these products until July 1, 2001. Any product sold by the customer prior to July 1, 2001 must be paid by the tenth day of the month following the month of sale. For any product not paid by July 1, 2001, the Company has agreed to provide floor plan financing at the rate of 10% per annum, such interest to be payable monthly. All remaining unpaid amounts and any accrued interest are due and payable December 31, 2001. The Company has followed the requirements for revenue recognition as set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" for this transaction.

     At December 31, 1999, the Company's working capital increased $19,082,000 to approximately $36,497,000. The primary reason for the increase was the proceeds from the Company's sale of shares of its Common Stock and a warrantto Caterpillar, which resulted in an immediate increase in working capital of $18 million. The Company utilized the proceeds from this transaction initially to pay off advances under its line of credit and to fund current operations. Inventory levels increased 73% compared with December 31, 1998 due to several reasons. During the transition to Caterpillar dealers, the Company chose not to reduce its production levels, but instead, increased its finished goods, primarily its 2800 series Posi-Tracks. Other reasons for the inventory increase include the general increase in inventory needed to begin production of the new 4810 model Posi-Track, the long lead times to purchase certain inventory items, and the need to inventory service parts for older model machines that are in the field. In addition, as the Company transitioned from independent dealers to Caterpillar dealers, the Company chose to repurchase the inventory held by the independent dealers. To the extent possible, this inventory was transferred to new Caterpillar dealers. Any inventory not transferred was brought to the Company's facilities and accounted for the majority of the $3.4 million increase in used equipment held for resale. Current liabilities decreased slightly from 1998, with the Company's line of credit borrowings increasing to fund current operations and accounts payable decreasing as the Company reduced its purchasing volume in the fourth quarter of 1999. Accrued commission increased in 1999 due to the commissions payable under the Commercial Alliance Agreement with Caterpillar.

     In October 2000, the Company and Caterpillar entered into an alliance agreement in which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders. The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patent-pending Maximum Traction Support System(TM) rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They will be sold through the Caterpillar dealer network.

     Under the terms of this alliance agreement, ASV intends to use a portion of the stock sale proceeds to fund development of the new models. The first two models are expected to be introduced to a limited number of North American Caterpillar dealers in the second quarter of 2001. The new machines will be assembled in Sanford, N.C., at Caterpillar's skid steer loader facility. The undercarriages will be manufactured at ASV headquarters in Grand Rapids, Minnesota.

     The Company will recognize as sales its cost for the undercarriage, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTL's are not a commissionable product under the Commercial Alliance Agreement.

     In January 2001, the Company entered into a licensing agreement that allows Polaris to sell an ASV-built, rubber track, all-surface utility loader similar to the Company's RC.30 All Surface Loader. The agreement gives Polaris the right to market and sell the utility loader under its own nameplate through its worldwide dealer network. Polaris will purchase the machines, as well as parts and attachments, directly from ASV. The agreement also provides the option at some future point for Polaris to manufacture the machines under a royalty arrangement if volume exceeds ASV's competitive capabilities.

     The Company will sell the Polaris branded machine, as well as parts and accessories, to Polaris on a cost plus basis. The gross profit on these machines will be less than the gross profit ASV recognizes on the sale of its RC.30 product, parts and accessories. However, the Company does not expect to incur significant after sale costs on the sale of products to Polaris.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-K regarding ASV's anticipated future sales and earnings, its plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction and ASV's plans to manufacture and sell machines to Polaris, including the timing of their planned introduction, the anticipated revenues from the sale of machines to Polaris and Caterpillar, ASV's anticipated research and development expenditures and ASV's overall revenue goals are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these machines are ultimately produced including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its relationship with Polaris and Caterpillar. Actual results might differ materially from those anticipated in such forward-looking statements. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed from time to time in the company's SEC filings, including but not limited to, its report on Form 10-Q for the nine months ended September 30, 2000.

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

     Financial Statements

     The following financial statements and financial schedules are attached as a separate section immediately following the signature page of the Annual Report on Form 10-K:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 1999
     Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

     Supplementary Financial Information

     The selected quarterly financial data is included in Note O to the financial statements filed with this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  Financial Statements

             The financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.

     (a)(2)  Financial Statement Schedules

             The following items are attached as a separate section immediately following the financial statements included in this Annual Report on Form 10-K:

             Report of Independent Certified Public Accountants on the Financial Statement Schedules for the years ended December 31, 2000, 1999 and 1998

             Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

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

     4.8 *     Amendment to 1998 Non-Employee Director Stock Option Plan (m)

     4.9 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

     4.10      Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

     4.11 Voting Agreement dated as of October 14, 1998 by certain shareholders of the Company and Caterpillar Inc. (h)

     4.12 Securities Purchase Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

     4.13      Replacement Warrant issued to Caterpillar Inc. on October 31,
               2000 (n)

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

     10.11 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

     10.13 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

     10.14 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

     10.15 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

     10.16 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

     10.17 Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

     10.18** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company

     11        Statement re: Computation of Per Share Earnings

     22        List of Subsidiaries (a)

     23        Consent of Grant Thornton LLP, independent auditors

     99        Risk Factors (n)

               -----------------------------------------------------------------

               (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33 61284C) filed July 7, 1994.

               (b) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33 61284C) filed August 3, 1994.

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

               (n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-25620) filed electronically November 13, 2000.

               * Indicates management contract or compensation plan or arrangement.

               ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

          (b)  Reports on Form 8-K

          The following current Report on Form 8-K was filed by the Company during the quarter ended December 31, 2000:

          Current Report on Form 8-K dated October 31, 2000 reporting under Item
9. "Regulation FD Disclosure" that on October 31, 2000, A.S.V., Inc. (A.S.V.) closed a transaction with Caterpillar Inc. ("Caterpillar") whereby the following events occurred:

          ASV and Caterpillar completed a Securities Purchase Agreement in which Caterpillar purchased 500,000 newly issued shares of A.S.V. Common Stock at $18 per share for a total of $9 million. Caterpillar has increased its ownership in A.S.V. to about 15 percent. The two companies also announced the signing of an alliance agreement in which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders, called Multi-Terrain Loaders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 A.S.V., Inc.

        /s/ Gary Lemke                                  Date: March 30, 2001
     ---------------------------                        --------------------
     By: Gary Lemke, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         /s/ Gary Lemke                                               Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Gary Lemke, Chairman of the Board, President and Director
         (Chief Executive Officer)

         /s/ Jerome T. Miner                                          Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Jerome T. Miner, Vice-Chairman of the Board and Director

         /s/ Edgar E. Hetteen                                         Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Edgar E. Hetteen, Vice President and Director

         /s/ James Dahl                                               Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: James Dahl, Director

         /s/ Leland T. Lynch                                          Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Leland T. Lynch, Director

         /s/ Karlin S. Symons                                         Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Karlin S. Symons, Director

         /s/ R. E. Turner, IV                                         Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: R. E. Turner, IV, Director

         /s/ Richard A. Benson                                        Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Richard A. Benson, Director

         /s/ Richard A. Cooper                                        Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Richard A. Cooper, Director

         /s/ Robert Macier                                            Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Robert Macier, Director

         /s/ Thomas R. Karges                                         Date: March 30, 2001
     -------------------------------------------                      --------------------
     By: Thomas R. Karges, Chief Financial Officer

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

Board of Directors
A.S.V., Inc.

     In connection with our audit of the consolidated financial statements of A.S.V., Inc. referred to in our report dated February 23, 2001, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 2000, we have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 23, 2001

                          A.S.V., Inc. and Subsidiary
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 2000, 1999 and 1998



                     Balance   Additions                   Balance
                    Beginning  Charged to                   End of
Accrued Warranty    of Period   Expense    Deductions (A)   Period
------------------  ---------  ----------  --------------  --------

2000                 $450,000  $  964,947     $  964,947   $450,000

1999                 $400,000  $1,120,587     $1,070,587   $450,000

1998                 $200,000  $1,197,973     $  997,973   $400,000


(A) Warranty credits issued

                            FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                                  A.S.V., Inc.

                        December 31, 2000, 1999 and 1998

                                  A.S.V., Inc.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                ASSETS                                                   2000                  1999
                                                                      -----------           -----------
CURRENT ASSETS
   Cash and cash equivalents                                          $ 9,483,861           $   743,184
   Short-term investments                                               1,278,282             1,247,696
   Accounts receivable (net of allowance for doubtful accounts
      of $75,000 in 2000 and $40,000 in 1999)                          10,557,907             8,661,049
   Inventories                                                         28,064,998            32,391,256
   Prepaid expenses and other                                             965,026               811,076
                                                                      -----------           -----------

                Total current assets                                   50,350,074            43,854,261

PROPERTY AND EQUIPMENT, net                                             4,656,118             4,795,674
                                                                      -----------           -----------

                                                                      $55,006,192           $48,649,935
                                                                      ===========           ===========

                LIABILITIES AND
                  SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                     $        -            $ 4,080,000
   Current portion of long-term liabilities                                82,090               254,412
   Accounts payable                                                     1,822,912             1,775,883
   Accrued liabilities
     Compensation                                                         270,956               252,708
     Commissions                                                           82,790               306,831
     Warranties                                                           450,000               450,000
     Other                                                                220,178               237,134
   Income taxes payable                                                   197,021                    -
                                                                      -----------           -----------

                Total current liabilities                               3,125,947             7,356,968



LONG-TERM LIABILITIES, less current portion                             2,116,898             2,197,046


COMMITMENTS AND CONTINGENCIES                                                  -                     -


SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized; no shares
       issued or outstanding                                                   -                     -
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 10,209,997 in 2000 and 9,686,457 in 1999         102,100                96,865
   Additional paid-in capital                                          40,070,685            30,859,403
   Retained earnings                                                    9,590,562             8,139,653
                                                                      -----------           -----------
                                                                       49,763,347            39,095,921
                                                                      -----------           -----------

                                                                      $55,006,192           $48,649,935
                                                                      ===========           ===========

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  Years ended December 31, 2000, 1999 and 1998

                                                 2000               1999                1998
                                              -----------        -----------         -----------
Net sales                                     $43,859,509        $36,168,415         $39,018,904

Cost of goods sold                             34,794,783         27,739,554          29,487,983
                                              -----------        -----------         -----------

         Gross profit                           9,064,726          8,428,861           9,530,921

Operating expenses
   Selling, general and administrative          6,210,514          5,670,629           3,479,911
   Research and development                       679,233            531,375             319,324
                                              -----------        -----------         -----------
                                                6,889,747          6,202,004           3,799,235
                                              -----------        -----------         -----------

         Operating income                       2,174,979          2,226,857           5,731,686

Other income (expense)
   Interest expense                              (266,890)          (306,202)           (576,224)
   Interest income                                225,043            229,405              98,465
   Other, net                                      76,457             16,993              92,128
                                              -----------        -----------         -----------
                                                   34,610            (59,804)           (385,631)
                                              -----------        -----------         -----------

         Income before income taxes             2,209,589          2,167,053           5,346,055

Provision for income taxes                        758,680            755,000           1,980,000
                                              -----------        -----------         -----------

         NET EARNINGS                         $ 1,450,909        $ 1,412,053         $ 3,366,055
                                              ===========        ===========         ===========

Net earnings per common share
     Basic                                    $       .15        $       .15         $       .43
                                              ===========        ===========         ===========

     Diluted                                  $       .15        $       .14         $       .40
                                              ===========        ===========         ===========

Weighted average number of common shares
   outstanding
     Basic                                      9,782,919          9,586,032           7,764,504
                                              ===========        ===========         ===========

     Diluted                                    9,966,661          9,941,616           9,015,513
                                              ===========        ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998



                                                   Common stock               Additional
                                            -------------------------           paid-in             Retained
                                              Shares          Amount            capital             earnings           Total
                                            ----------       --------         -----------          ----------       -----------
Balance at December 31, 1997                 7,518,310       $ 75,183         $ 6,520,371          $3,361,545       $ 9,957,099
   Exercise of stock options and
     warrants                                  456,248          4,562           1,281,722                 -           1,286,284
   Tax benefit from exercise of stock
     options                                       -              -               835,000                 -             835,000
   Cost of shares retired                      (54,535)          (545)         (1,074,186)                -          (1,074,731)
   Exchange of convertible
     debentures, net of exchange costs         681,812          6,818           4,987,515                 -           4,994,333
   Warrant earned                                  -              -               151,200                 -             151,200
   Net earnings                                    -              -                    -            3,366,055         3,366,055
                                            ----------       --------         -----------          ----------       -----------
Balance at December 31, 1998                 8,601,835         86,018          12,701,622           6,727,600        19,515,240
   Issuance of common stock, net of
     issuing costs                           1,000,000         10,000          17,539,173                 -          17,549,173
   Exercise of stock options                   115,740          1,158             801,541                 -             802,699
   Tax benefit from exercise of stock
     options                                       -              -               270,000                 -             270,000
   Cost of shares retired                      (31,118)          (311)           (604,133)                -            (604,444)
   Warrant earned                                  -              -               151,200                 -             151,200
   Net earnings                                    -              -                    -            1,412,053         1,412,053
                                            ----------       --------         -----------          ----------       -----------
Balance at December 31, 1999                 9,686,457         96,865          30,859,403           8,139,653        39,095,921
   Issuance of common stock, net of
     issuing costs                             500,000          5,000           8,942,149                 -           8,947,149
   Exercise of stock options                    26,750            267              95,288                 -              95,555
   Tax benefit from exercise of stock
     options                                       -              -                60,000                 -              60,000
   Cost of shares retired                       (3,210)           (32)            (37,355)                -             (37,387)
   Warrant earned                                  -              -               151,200                 -             151,200
   Net earnings                                    -              -                    -            1,450,909         1,450,909
                                            ----------       --------         -----------          ----------       -----------
Balance at December 31, 2000                10,209,997       $102,100         $40,070,685          $9,590,562       $49,763,347
                                            ==========       ========         ===========          ==========       ===========

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998

                                                                          2000               1999              1998
                                                                       -----------       ------------       -----------
Cash flows from operating activities:
   Net earnings                                                        $ 1,450,909       $  1,412,053       $ 3,366,055
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                       413,268            380,750           314,131
       Interest accrued on capital lease obligation                             -              48,288            50,242
       Deferred income taxes                                                 5,000           (110,000)         (235,000)
       Warrant earned                                                      151,200            151,200           151,200
       Tax benefit from stock option exercises                             (60,000)          (270,000)         (835,000)
       Changes in assets and liabilities
          Accounts receivable                                           (1,896,858)        (4,097,209)       (2,573,934)
          Inventories                                                    4,326,258        (13,614,498)       (7,102,731)
          Prepaid expenses and other                                      (198,608)           290,697          (334,561)
          Accounts payable                                                  47,029         (1,137,643)        1,438,825
          Accrued liabilities                                             (222,749)           361,601           324,475
          Income taxes                                                     356,679            624,673         1,304,337
                                                                       -----------       ------------       -----------

              Net cash provided by (used in) operating activities        4,372,128        (15,960,088)       (4,131,961)
                                                                       -----------       ------------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (273,712)          (612,428)         (564,208)
   Purchase of short-term investments                                     (278,475)        (4,523,188)               -
   Redemption of short-term investments                                    247,889          3,518,527         1,012,125
                                                                       -----------       ------------       -----------

              Net cash provided by (used in) investing activities         (304,298)        (1,617,089)          447,917
                                                                       -----------       ------------       -----------

Cash flows from financing activities:
   Proceeds from (payments to) line of credit advances, net             (4,080,000)           545,000         3,535,000
   Principal payments on long-term liabilities                            (252,470)          (280,632)          (64,876)
   Proceeds from issuance of common stock, net                           8,947,149         17,549,173                -
   Proceeds from exercise of stock options and warrants                     95,555            802,699         1,286,284
   Retirement of common stock                                              (37,387)          (604,444)       (1,074,731)
   Costs of exchanging convertible debentures                                   -                  -             (5,667)
                                                                       -----------       ------------       -----------

              Net cash provided by financing activities                  4,672,847         18,011,796         3,676,010
                                                                       -----------       ------------       -----------

              Net increase (decrease) in cash and cash equivalents       8,740,677            434,619            (8,034)

Cash and cash equivalents at beginning of period                           743,184            308,565           316,599
                                                                       -----------       ------------       -----------

Cash and cash equivalents at end of period                             $ 9,483,861       $    743,184       $   308,565
                                                                       ===========       ============       ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $   331,468       $    287,262       $   613,337
   Cash paid for income taxes                                              473,322            535,145         1,745,663
                                                                       ===========       ============       ===========

Supplemental disclosure of investing and financing activities:
   Assets acquired by incurring capital lease obligation               $        -        $         -        $   327,285
   Assets acquired by incurring promissory note                                 -                  -            350,543
   Issuance of common stock in exchange for convertible
      debentures                                                                -                  -          5,000,000
                                                                       ===========       ============       ===========

                                  A.S.V., Inc.

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company designs and manufactures track-driven, all-season vehicles and related accessories and attachments in northern Minnesota. The Company sells its products through an international dealer network.

  A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  Principles of Consolidation
  ---------------------------

  The consolidated financial statements include the accounts of A.S.V., Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition
  -------------------

  The Company generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

  Pursuant to a contractual arrangement, revenues of $4 million were recognized for completed products held at the Company's warehouse. The customer requested the Company to hold the products as it had physical space limitations at its facilities. The products will be delivered during the months of January through April 2001.

  Fair Value of Financial Instruments
  -----------------------------------

  The financial statements include the following financial instruments: cash equivalents, accounts receivable, accounts payable and bank debt. At December 31, 2000 and 1999, no separate comparison of fair values versus carrying values is presented for the afore-mentioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

  Cash Equivalents
  ----------------

  All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2000 and 1999, the Company had cash equivalents of approximately $9,765,000 and $508,000, which consisted of a money market account. The fair value of these investments approximates cost.

  Accounts Receivable
  -------------------

  The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

  Inventories
  -----------

  Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

  Property and Equipment
  ----------------------

  Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Building and improvements are depreciated over periods of 18 to 39 years using the straight-line method. Tooling, machinery and equipment, and vehicles are depreciated over periods of 3 to 20 years using straight-line and accelerated methods. Accelerated methods are used for income tax purposes.

  Warranties
  ----------

  Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

  Advertising Expense
  -------------------

  Advertising is expensed as incurred. Advertising expense were approximately $233,000, $423,000 and $416,000 for 2000, 1999 and 1998.

  Research and Development
  ------------------------

  All research and development costs are expensed as incurred.

                                  A.S.V., Inc.

                        December 31, 2000, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Stock Options
  -------------

  The Company accounts for the issuance of stock options to employees using the intrinsic value method. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option.

  Accounting Estimates
  --------------------

  Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

  Net Earnings Per Common Share
  -----------------------------

  Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings, plus the interest expense (net of tax) applicable to the convertible debentures in the amount $233,213 for 1998, by the weighted average number of outstanding common shares and common share equivalents relating to stock options, warrants and conversion of debentures, when dilutive.

  For the years ended December 31, 2000, 1999 and 1998, 183,742, 355,584 and
  1,251,009 shares of common stock equivalents were included in the computation of diluted net income per share. Options and warrants to purchase 11,134,314, 10,731,252 and 381,750, shares of common stock with a weighted average exercise price of $20.21, $20.88, and $18.33 were outstanding at December 31, 2000, 1999 and 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

  New Accounting Pronouncements
  -----------------------------

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Stock Issued to Employees. Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

  Reclassifications
  -----------------

  Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.


NOTE B - SHORT-TERM INVESTMENTS

  Short-term investments consist primarily of a diversified portfolio of taxable governmental agency bonds, which mature between 2001 and 2004. The Company considers the investments as "available-for-sale." At December 31, 2000 and 1999, cost was equal to fair value and no amount was included as a separate component of shareholders' equity.


NOTE C - INVENTORIES

  Inventories consist of the following:

                                    December 31,
                             --------------------------
                                2000           1999
                             -----------    -----------
     Raw materials,
        semi-finished and
        WIP inventory        $16,032,996    $19,531,208
     Finished goods            6,561,815      7,574,115
     Used equipment
        held for resale        5,470,187      5,285,933
                             -----------    -----------

                             $28,064,998    $32,391,256
                             ===========    ===========

                                  A.S.V., Inc.

                        December 31, 2000, 1999 and 1998


NOTE D - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                     December 31,
                             --------------------------
                                 2000           1999
                              ----------     ----------

     Land                      $ 132,635      $ 132,635
     Buildings and
        improvements           3,651,732      3,632,813
     Tooling                     544,392        445,904
     Machinery and
        equipment              1,655,927      1,500,825
     Vehicles                    338,998        337,795
                              ----------     ----------
                               6,323,684      6,049,972
     Less accumulated
        depreciation           1,667,566      1,254,298
                              ----------     ----------

                              $4,656,118     $4,795,674
                              ==========     ==========


NOTE E - LINES OF CREDIT

  The Company has a $10,000,000 line of credit agreement with a bank which is due on demand. The interest rate is variable at prime less one half percent (effective rate of 9.0% and 8.0% as of December 31, 2000 and 1999). As of December 31, 2000, there were no advances on this line of credit. The agreement contains restrictive covenants including maintaining certain tangible net worth levels and cash flow coverage ratios.


NOTE F - LONG-TERM LIABILITIES

  Convertible Debentures
  ----------------------

  The Company previously issued $5,000,000 of unsecured senior convertible debentures with interest at 6.5% that were exchanged during November 1998 for 681,812 shares of common stock.

  Capital Lease Obligation
  ------------------------

  The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority.

  The agreement provides for a balloon payment of approximately $756,000 in January 2003 and extends to January 2018.

  Future minimum lease payments under this capital lease obligation at December 31, 2000 are as follows:

     2001                                    $  228,134
     2002                                       228,134
     2003                                       892,208
     2004                                       135,554
     2005                                       135,554
     Thereafter                               1,418,599
                                             ----------

     Total payments                           3,038,183
     Amounts representing interest (weighted
       average 6.9%)                            839,195
                                             ----------

     Present value of minimum
        capitalized lease payments           $2,198,988
                                             ==========

  Assets related to the capital lease were $2,250,773 at December 31, 2000 and 1999. Accumulated amortization was $219,065 and $162,796 at December 31, 2000 and 1999.

  Note Payable
  ------------

  During 1998, property was exchanged for property with a value of $149,457 and a promissory note for $350,543. The note was repaid in 2000.


NOTE G - PROVISION FOR INCOME TAXES

  The provision for income taxes consists of the following:

                            Year ended December 31,
                       ---------------------------------
                         2000       1999         1998
                       --------   ---------   ----------
     Current
       Federal         $683,680   $ 760,000   $1,984,000
       State             70,000     105,000      231,000
                       --------   ---------   ----------
                        753,680     865,000    2,215,000
     Deferred             5,000    (110,000)    (235,000)
                       --------   ---------   ----------

                       $758,680   $ 755,000   $1,980,000
                       ========   =========   ==========

  Net deferred income tax assets relate to the tax effect of temporary differences as follows:

                                       December 31,
                                  ---------------------
                                     2000         1999
                                  --------     --------

       Accruals and reserves      $445,000     $490,000
       Other                        90,000       50,000
                                  --------     --------

                                  $535,000     $540,000
                                  ========     ========

  The net deferred tax asset is included with prepaid expenses and other in the financial statements.

                                  A.S.V., Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998


NOTE G - PROVISION FOR INCOME TAXES -
         Continued

  The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                             2000       1999      1998
                             ----       ----      ----

  Statutory federal rate     34.0%      34.0%     34.0%
  State income taxes, net
     of federal benefit       2.6        2.6       2.6
  Other                      (1.5)      (1.8)       .4
                             ----      -----      ----

                             35.1%      34.8%     37.0%
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

  The Company and Caterpillar also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company's products are sold under the Caterpillar brand name, the Company pays Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both the Company and Caterpillar. Total commission expense under the agreement was approximately $1,072,000 and $923,000 in 2000 and 1999.

  In October 2000, the Company completed another Securities Purchase Agreement with Caterpillar Inc. in which Caterpillar purchased 500,000 newly issued shares of common stock at a price of $18.00 per share. The Company also amended its original warrant issued to Caterpillar reducing the number of shares of Company common stock available for purchase under the original warrant by 500,000 shares.

  At December 31, 2000, Caterpillar owned approximately 15% of the Company's outstanding common stock and will have the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

  During 2000, the Company purchased parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work on the Company's behalf. In addition, the Company utilizes Caterpillar's warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers. During 2000, total parts purchases, salary and warranty reimbursements were approximately $3,828,000. Also, at December 31, 2000, accounts payable to Caterpillar were $389,000.

                                  A.S.V., Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998


NOTE I - SHAREHOLDERS' EQUITY

  Stock Option Plans
  ------------------

  The Company has two stock option plans under which up to 3,375,000 shares of common stock are available for issuance. Stock options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock on the date of grant. Options generally expire five to seven years from the date of grant. Options granted under the plans are generally exercisable in annual installments, beginning one year from the date of grant.

  Director Stock Option Plan
  --------------------------

  The Company also has a stock option plan under which 450,000 shares of common stock are available for issuance. Stock options may be granted to directors who are not employees of the Company at a price not less than the fair market value of the Company's common stock on the date of grant. Options expire five years from date of grant and are exercisable in annual installments, beginning one year from the date of grant.

  The plan, as amended, provides that each eligible director shall receive an option to purchase 3,000 shares on the first business day of each calendar year. However, in 2000 and 1999, 5,000 and 1,000 shares were granted to each director.

  Option transactions under the plans during each of the three years in the period ended December 31, 2000 are summarized as follows:

                                               Weighted
                                                Average
                                               Exercise
                                 Shares           Price
                               ---------       --------
     Outstanding at
       December 31, 1997       1,533,975         $12.07
          Granted                  9,375          16.55
          Exercised             (186,248)          4.40
                               ---------
     Outstanding at
       December 31, 1998       1,357,102          13.16
          Granted                 55,752          17.88
          Exercised             (115,740)          6.94
                               ---------
     Outstanding at
       December 31, 1999       1,297,114          13.91
          Granted                149,500          15.40
          Exercised              (26,750)          3.57
          Canceled               (31,500)         16.49
                               ---------
     Outstanding at
       December 31, 2000       1,388,364          14.21
                               =========

  At December 31, 2000, 1999 and 1998, 1,208,802, 1,242,114 and 584,420 options were exercisable with a weighted average exercise price of $13.96, $13.74 and $11.46.

  The following information applies to grants that are outstanding at December 31, 2000:

                             Options outstanding
                    --------------------------------------
                                  Weighted-
                      Number        average      Weighted-
    Range of        outstanding    remaining      average
    exercise            at        contractual    exercise
     prices         period end       life          price
----------------    -----------   -----------    ---------
           $1.44         2,050      .9 years      $ 1.44
     2.56 - 3.83        40,500     1.9 years        2.99
   12.17 - 18.25       991,814     2.6 years       13.23
           18.33       354,000     3.5 years       18.33
                    ----------
                     1,388,364
                    ==========

                       Options exercisable
                    -------------------------
                      Number      Weighted-
      Range of      exercisable    average
      exercise          at        exercise
      prices        period end      price
----------------    -----------   -----------
           $1.44        2,050      $ 1.44
     2.56 - 3.83       40,500        2.99
   12.17 - 18.25      812,252       12.63
           18.33      354,000       18.33
                    ---------
                    1,208,802
                    =========

  The weighted average fair values of the options granted during 2000, 1999 and 1998 are $7.76, $9.62 and $10.07. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2000, 1999 and 1998; zero dividend yield; expected volatility of 42.5%, 50.0% and 49.68%, risk-free interest rate of 4.93%, 6.83% and 5.37% and expected lives of 6.60, 6.78 and 7.00 years.

                                  A.S.V., Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998


NOTE I - SHAREHOLDERS' EQUITY -
         Continued

  The Company's pro forma net income and net income per common share for 2000, 1999 and 1998, had the fair value based method been used, are set forth below:

                                 2000        1999         1998
                              ----------  -----------  ----------

Net earnings    As reported   $1,450,909  $ 1,412,053  $3,366,055
   (loss)
                Pro forma      1,114,566   (3,176,720)  1,500,730

Net earnings
   (loss) per
   common
   share
     Basic      As reported   $      .15  $       .15  $      .43
                Pro forma            .11         (.33)        .19

     Diluted    As reported          .15          .14         .40
                Pro forma            .11         (.33)        .19

  Shares Retired
  --------------

  During 2000, 1999 and 1998, in connection with the exercise of stock options by employees and directors, the Company repurchased 3,210, 31,118 and 54,535 shares of stock from various employees and directors of the Company for total consideration of $37,387, $604,444, and $1,074,731. These shares had been held for longer than six months and were considered mature shares.


NOTE J - RELATED PARTY TRANSACTION

  The Company uses a public relations firm that is affiliated with one of the Company's directors. Total fees paid to the public relations firm in 2000 were approximately $201,000.


NOTE K - CONSULTING AGREEMENT

  The Company entered into a consulting agreement and issued a warrant for the purchase of 337,500 shares of the Company's common stock at $7.33 per share, expiring December 1, 2006. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant is exercisable and outstanding as of December 31, 2000.

  The fair value of $2.24 per share was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models. Compensation costs of $151,200 were recognized in 2000, 1999 and

  1998 and the remaining $138,600 will be recognized in 2001.


NOTE L - CONTINGENCIES

  The Company is subject to litigation in the normal course of its business. Management believes the outcome of such litigation will not have a material adverse effect on the operations or financial position of the Company.


NOTE M - MAJOR CUSTOMERS

  During 2000 and 1999, no customers accounted for over 10% of sales. During 1998, 20.6% of sales were made to one unaffiliated customer.


NOTE N - EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) employee savings and profit sharing plan which provides for participant salary deferrals of up to $10,500 and discretionary Company contributions. The plan covers employees who have completed three months of service, as defined in the plan, and who have attained the age of 20 and one-half. Company contributions for 2000, 1999 and 1998 were $45,142, $37,285 and $28,863.

NOTE O - SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

  The following table summarizes quarterly, unaudited financial data for 2000 and 1999.

                                       2000
                     ----------------------------------------
Quarters                1st       2nd        3rd        4th
--------             -------    -------    -------    -------
(Dollars in thousands, except per share data)

Net sales            $11,184    $12,124    $10,533    $10,019
Gross profit           2,533      2,967      1,927      1,638
Net earnings             417        599        220        215
Net earnings per
   common share
     Basic               .04        .06        .02        .02
     Diluted             .04        .06        .02        .02

                                       1999
                     ----------------------------------------
Quarters                1st       2nd        3rd        4th
--------             -------    -------    -------    -------
(Dollars in thousands, except per share data)

Net sales            $ 8,463    $ 9,064    $ 8,781    $ 9,860
Gross profit           2,237      2,419      1,586      2,187
Net earnings             649        689         21         54
Net earnings per
   common share
     Basic               .07        .07        .00        .01
     Diluted             .07        .07        .00        .01

[LOGO OF GRANT THORNTON]


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
A.S.V., Inc.

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of A.S.V., Inc. as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 23, 2001

                                 EXHIBIT INDEX

Exhibit                                                                              Method of Filing
-----------                                                                          ----------------
  10.18**    Manufacturing and Distribution Agreement dated January 2, 2001
             between Polaris Industries Inc. and the Company                    Filed herewith electronically

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