Form 10-Q
period 2001-03-31
ASV INC /MN/
filed 2001-05-09
CIK 926763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                        Commission file number: 0-25620

                                 A.S.V., Inc.
            (Exact name of registrant as specified in its charter)

           Minnesota                                     41-1459569
          -----------                                   ------------
State or other jurisdiction of               I.R.S. Employer Identification No.
 incorporation of organization

               840 Lily Lane
               P.O. Box 5160
          Grand Rapids, MN 55744                        (218) 327-3434
          ----------------------                        --------------
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

     As of May 7, 2001, 10,210,857 shares of the registrant's Common Stock were issued and outstanding.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                                 A.S.V., INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                              March 31,             December 31,
                                                                                                2001                    2000
                                                                                            -------------          -------------
       ASSETS

CURRENT ASSETS
 Cash and cash equivalents.............................................................     $   3,469,105          $   9,483,861
 Short-term investments................................................................         4,031,552              1,278,282
 Accounts receivable, net..............................................................        16,577,428             10,557,907
 Inventories...........................................................................        28,240,313             28,064,998
 Prepaid expenses and other............................................................           961,822                965,026
                                                                                            -------------          -------------
           Total current assets........................................................        53,280,220             50,350,074

PROPERTY AND EQUIPMENT, net............................................................         4,581,041              4,656,118
                                                                                            -------------          -------------

           Total Assets................................................................     $  57,861,261          $  55,006,192
                                                                                            =============          =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term liabilities..............................................     $      82,858          $      82,090
 Accounts payable......................................................................         4,319,628              1,822,912
 Accrued liabilities
  Compensation.........................................................................           261,656                270,956
  Warranties...........................................................................           450,000                450,000
  Commission...........................................................................           155,589                 82,790
  Other................................................................................           255,644                220,178
 Income taxes payable..................................................................           234,784                197,021
                                                                                            -------------          -------------
     Total current liabilities.........................................................         5,760,159              3,125,947
                                                                                            -------------          -------------

LONG-TERM LIABILITIES, less current portion............................................         2,095,985              2,116,898
                                                                                            -------------          -------------

COMMITMENTS AND CONTINGENCIES..........................................................                 -                      -

SHAREHOLDERS' EQUITY
 Capital stock, $.01 par value:
  Preferred stock, 11,250,000 shares authorized;
   no shares outstanding...............................................................                 -                      -
  Common stock, 33,750,000 shares authorized;
   shares issued and outstanding - 10,209,997..........................................           102,100                102,100
 Additional paid-in capital............................................................        40,108,485             40,070,685
 Retained earnings.....................................................................         9,794,532              9,590,562
                                                                                            -------------          -------------
                                                                                               50,005,117             49,763,347
                                                                                            -------------          -------------

     Total Liabilities and Shareholders' Equity........................................     $  57,861,261          $  55,006,192
                                                                                            =============          =============

See notes to consolidated financial statements.

                                 A.S.V., INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                         Three months ended March 31,

                                                                                                2001               2000
                                                                                            ------------       ------------
Net sales.............................................................................      $ 12,954,716       $ 11,183,584

Cost of goods sold....................................................................        10,747,898          8,650,914
                                                                                            ------------       ------------

   Gross profit.......................................................................         2,206,818          2,532,670

Operating expenses
 Selling, general and administrative..................................................         1,430,736          1,670,323
 Research and development.............................................................           607,499            135,148
                                                                                            ------------       ------------

   Operating income...................................................................           168,583            727,199

Other income (expense)
 Interest expense.....................................................................           (36,825)           (93,203)
 Other, net...........................................................................           176,212             29,765
                                                                                            ------------       ------------

   Income before income taxes.........................................................           307,970            663,761

Provision for income taxes............................................................           104,000            247,000
                                                                                            ------------       ------------

   NET EARNINGS.......................................................................      $    203,970       $    416,761
                                                                                            ============       ============

Net earnings per common share:

  Basic...............................................................................      $        .02       $        .04
                                                                                            ============       ============

  Diluted.............................................................................      $        .02       $        .04
                                                                                            ============       ============

Weighted average number of common shares outstanding:

  Basic...............................................................................        10,209,997          9,688,861
                                                                                            ============       ============

  Diluted.............................................................................        10,316,369          9,955,040
                                                                                            ============       ============

See notes to consolidated financial statements.

                                  A.S.V., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          Three months ended March 31,

                                                                                                 2001               2000
                                                                                             ------------       ------------
Cash flows from operating activities:
 Net earnings..........................................................................      $    203,970       $    416,761
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
   Depreciation........................................................................           109,305            104,025
   Interest accrued on capital lease obligation........................................            12,072             12,072
   Deferred income taxes...............................................................           (20,000)           (25,000)
   Warrant earned......................................................................            37,800             37,800
   Tax benefit from stock option exercises.............................................                 -             20,000
   Changes in assets and liabilities
    Accounts receivable................................................................        (6,019,521)        (2,211,108)
    Inventories........................................................................          (175,315)         1,767,141
    Prepaid expenses and other.........................................................            23,204             16,217
    Accounts payable...................................................................         2,496,716            653,464
    Accrued expenses...................................................................            98,965             51,074
    Income taxes payable...............................................................            37,763            212,083
                                                                                             ------------       ------------

     Net cash provided by (used in) operating activities...............................        (3,195,041)         1,054,529
                                                                                             ------------       ------------

Cash flows from investing activities:
 Purchase of property and equipment....................................................           (34,228)           (86,414)
 Purchase of short-term investments....................................................        (2,753,270)            (1,245)
                                                                                             ------------       ------------

     Net cash used in investing activities.............................................        (2,787,498)           (87,659)
                                                                                             ------------       ------------

Cash flows provided by financing activities:
 Principal payments on line of credit, net.............................................                 -         (1,100,000)
 Principal payments on long-term liabilities...........................................           (32,217)          (206,526)
 Proceeds from exercise of stock options...............................................                 -             21,891
 Retirement of common stock............................................................                 -             (2,167)
                                                                                             ------------       ------------

     Net cash used in financing activities.............................................           (32,217)        (1,286,802)
                                                                                             ------------       ------------

Net decrease in cash and cash equivalents..............................................        (6,014,756)          (319,932)

Cash and cash equivalents at beginning of period.......................................         9,483,861            743,184
                                                                                             ------------       ------------

Cash and cash equivalents at end of period.............................................      $  3,469,105       $    423,252
                                                                                             ============       ============

Supplemental disclosure of cash flow information:

 Cash paid for interest................................................................      $     36,889       $    107,389
                                                                                             ============       ============

 Cash paid for income taxes............................................................      $     86,237       $        259
                                                                                             ============       ============

See notes to consolidated financial statements.

                                 A.S.V., INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                March 31, 2001

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


NOTE 2. INVENTORIES


     Inventories consist of the following:
                                               March 31,   December 31,
                                                 2001          2000
                                              -----------   -----------

     Raw materials, semi-finished and
       work in process inventory              $17,441,815   $16,032,996
     Finished goods                             5,433,694     6,561,815
     Used equipment held for resale             5,364,804     5,470,187
                                              -----------   -----------

                                              $28,240,313   $28,064,998
                                              ===========   ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
Results of Operations

     The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2001             2000
                                                       ------------     -----------
     Net sales.....................................       100.0%          100.0%
     Cost of goods sold............................        83.0%           77.4%
     Gross profit..................................        17.0%           22.6%
     Selling, general and administrative...........        11.0%           14.9%
     Research and development......................         4.7%            1.2%
     Operating income..............................         1.3%            6.5%
     Net earnings..................................         1.6%            3.7%

     Net Sales. For the three months ended March 31, 2001, net sales were approximately $12,955,000, a 16% increase compared with the three months ended March 31, 2000. This increase was due to the effect of several offsetting factors. First, the Company experienced increased sales of its RC.30 All Surface Loader product and related accessories, which was introduced in the third quarter of 2000. Second, the Company began shipping the private label version of the RC.30 All Surface Loader under its alliance with Polaris Industries Inc. during the first quarter of 2001. Third, sales of the 4810 Posi-Track decreased in the first quarter of 2001 due in part to the planned introduction of the first two models of the jointly developed Multi-Terrain Loaders (MTLs) with Caterpillar Inc. (Caterpillar).

     Gross Profit. Gross profit for the three months ended March 31, 2001 decreased to approximately $2,207,000 compared with approximately $2,533,000 for the same period in 2000. The gross profit percentage also decreased from 22.6% in 2000 to 17.0% in 2001. The decreases can be attributed to a shift in the mix of products sold in the first quarter of 2001. As discussed above, the Company sold a lesser number of 4810 Posi-Tracks, which carry a higher gross margin than the RC.30 All Surface Loader. Also, the private label version of the RC.30 All Surface Loader to Polaris is sold on a cost plus basis, which results in a lower gross profit than the Company's RC.30 product. However, the Company does not expect to incur significant after sale costs on the sale of these products to Polaris. Finally, a greater number of 2800 series Posi-Tracks were sold in the first quarter of 2001 compared with 2000. The sales of these products were made at a discount off standard dealer terms to stimulate sales.

     Selling, General and Administrative. Selling, general and administrative expenses decreased from approximately $1,670,000, or 14.9% of net sales in the first quarter of 2000, to approximately $1,431,000, or 11.0% of net sales in the first quarter of 2001. Approximately $203,000 of this decrease was due to decreased commissions paid to Caterpillar as a result of the change in sales mix experienced during the first quarter of 2001. The Company pays no commission to Caterpillar on the sale of RC.30 related products.

     Research and Development. Research and development expenses increased from approximately $135,000 in the first quarter of 2000 to approximately $607,000 in the first quarter of 2001. The increase was due to the Company's alliance with Caterpillar for the continued development and testing of the MTLs. ASV has agreed to reimburse Caterpillar for their research and development expenditures for the development and testing of the MTL models. The Company anticipates it will begin shipping MTL undercarriages to Caterpillar under this alliance in the second quarter of 2001. These undercarriages will be used on the first two MTL models available to Caterpillar dealers. The Company continues to work on additional MTL models that are expected to be introduced in 2002.

     The Company intends to continue investing in research and development for the rest of 2001, the majority of which is expected to be the reimbursement of Caterpillar's costs for the MTL product offerings. The Company anticipates its investment in research and development activities will be less in 2002.

     Other Income (Expense). Interest expense decreased from approximately $93,000 for the first quarter of 2000 to approximately $37,000 for the first quarter of 2001. The decrease was due to no line of credit usage in 2001. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. Other income increased to approximately $176,000 in the first quarter of 2001 from approximately $30,000 for the first quarter of 2000. This increase was due primarily to greater interest income from increased short-term investments.

     Net Earnings. Net earnings for the first quarter of 2001 were approximately $204,000, compared with approximately $417,000 for the first quarter of 2000. The decrease was primarily a result of decreased gross profit percentage and increased operating expenses, offset in part by increased non-operating income.

Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of approximately $47,520,000 compared with approximately $47,224,000 at December 31, 2000. While overall working capital remained relatively the same during the quarter, several components changed. First, cash and short-term investments decreased approximately $3,261,000 due primarily to funding operations during the quarter. Second, accounts receivable increased approximately $6,020,000 due to a 16% increase in sales during the first quarter of 2001 over 2000. In addition, the Company has offered extended payment terms, generally less than 180 days, on certain sales of its products, thereby causing accounts receivable to increase. Third, working capital was also impacted by increased accounts payable compared with December 31, 2000. These increased accounts payable are due primarily to increased production levels, additional inventory needed for the private label version of the RC.30 product and the planned start of production of the MTL undercarriages.

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

     Under the terms of this alliance agreement, ASV intends to use a portion of the stock sale proceeds to fund development of the new models. The first two models are expected to be introduced to a limited number of North American Caterpillar dealers in the second quarter of 2001. The new machines will be assembled at Caterpillar's skid steer loader facility in Sanford, North Carolina. The undercarriages will be manufactured at ASV's headquarters in Grand Rapids, Minnesota.

     The Company will recognize as sales its cost for the undercarriage, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTL's are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

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

     The Company sells the Polaris branded machine, as well as parts and accessories, to Polaris on a cost plus basis. The gross profit on these machines is less than the gross profit ASV recognizes on the sale of its RC.30 product, parts and accessories. However, the Company does not expect to incur significant after sale costs on the sale of products to Polaris.

     The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q regarding ASV's plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction and ASV's plans to manufacture and sell machines to Polaris, including the anticipated revenues and expenses from the sale of machines to Polaris and Caterpillar and ASV's anticipated research and development expenditures are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these machines are ultimately produced including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its relationship with Polaris and Caterpillar. Actual results might differ materially from those anticipated in such forward-looking statements. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed from time to time in the company's SEC filings, including but not limited to, its report on Form 10-Q for the nine months ended September 30, 2000.

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

 10.13 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

 10.14 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

 10.15 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

 10.16 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

 10.17** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October
         31, 2000 between Caterpillar Inc. and the Company (n)

 10.18** Manufacturing and Distribution Agreement dated January 2, 2001 between
         Polaris Industries Inc. and the Company (o)

 11      Statement re: Computation of Per Share Earnings

 22      List of Subsidiaries (a)

99        Risk Factors (n)

          ----------------------------------------------------------------------
          (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

          (i) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically October 27, 1998.

          (j) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically February 11, 1999.

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

          (o) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-25620) filed electronically March 30, 2001.

          * Indicates management contract or compensation plan or arrangement.

          ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K

     The following current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001:

     Current Report on Form 8-K dated January 4, 2001 reporting under Item 9. "Regulation FD Disclosure" that on January 4, 2001, the Company and Polaris Industries, Inc. ("Polaris") entered into a Manufacturing and Distribution Agreement which gives Polaris the right to market and sell an A.S.V.-built, rubber track, all-surface utility loader similar to ASV's RC.30 product. The utility loader will bear the Polaris brand name and will be sold through the Polaris dealer network.

     Current Report on Form 8-K dated March 7, 2001 reporting under Item 5. "Other Events" that on March 7, 2001, ASV issued a press release disclosing its financial results for the three and twelve months ended December 31, 2000. In addition, the press release contained information regarding a conference call to be held March 7, 2001 during which ASV intends to discuss its financial results for the three and twelve months ended December 31, 2000 and its outlook for fiscal year 2001.

--------------------------------------------------------------------------------


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      A.S.V., Inc.


Dated:  May 9, 2001                   By /s/ Gary Lemke
                                      ----------------------------------------------
                                         Gary Lemke
                                         President


Dated:  May 9, 2001                   By /s/ Thomas R. Karges
                                      ----------------------------------------------
                                         Thomas R. Karges
                                         Chief Financial Officer
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