Form 10-Q
period 2001-06-30
ASV INC /MN/
filed 2001-08-13
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

                                                 [X] Yes   [ ] No

         As of August 2, 2001, 10,225,821 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            JUNE 30,            December 31,
         ASSETS                                                               2001                  2000
                                                                       -----------------     -----------------
CURRENT ASSETS
   Cash and cash equivalents..................................         $       3,761,881     $       9,483,861
   Short-term investments.....................................                 1,794,211             1,278,282
   Accounts receivable, net...................................                17,889,576            10,557,907
   Inventories................................................                29,661,738            28,064,998
   Prepaid expenses and other.................................                   965,615               965,026
                                                                       -----------------     -----------------
              Total current assets                                            54,073,021            50,350,074

PROPERTY AND EQUIPMENT, NET...................................                 4,582,228             4,656,118
                                                                       -----------------     -----------------

              Total Assets                                             $      58,655,249     $      55,006,192
                                                                       =================     =================

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities...................         $          83,643     $          82,090
   Accounts payable...........................................                 5,155,031             1,822,912
   Accrued liabilities
     Compensation.............................................                   267,689               270,956
     Warranties...............................................                   450,000               450,000
     Commission...............................................                    94,924                82,790
     Other....................................................                   365,075               220,178
   Income taxes payable.......................................                    31,784               197,021
                                                                       -----------------     -----------------
              Total current liabilities                                        6,448,146             3,125,947
                                                                       -----------------     -----------------

LONG-TERM LIABILITIES, less current portion...................                 2,075,414             2,116,898
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES.................................                        -                     -

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding..................................                        -                     -
     Common stock, 33,750,000 shares authorized;
       10,210,857 shares issued and outstanding in 2001;
       10,209,997 shares issued and outstanding in 2000.......                   102,109               102,100
   Additional paid-in capital.................................                40,144,274            40,070,685
   Retained earnings..........................................                 9,885,306             9,590,562
                                                                       -----------------     -----------------
                                                                              50,131,689            49,763,347
                                                                       -----------------     -----------------

              Total Liabilities and Shareholders' Equity               $      58,655,249     $      55,006,192
                                                                       =================     =================




See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                 -------------------------------    -------------------------------
                                                      2001             2000              2001             2000
                                                 -------------    --------------    -------------    --------------
Net sales...................................     $  14,226,161    $   12,124,441    $  27,180,877    $   23,308,025

Cost of goods sold..........................        12,177,934         9,157,072       22,925,832        17,807,986
                                                 -------------    --------------    -------------    --------------

         Gross profit.......................         2,048,227         2,967,369        4,255,045         5,500,039

Operating expenses:
     Selling, general and administrative....         1,442,801         1,847,874        2,873,537         3,518,197
     Research and development...............           548,757           121,222        1,156,256           256,370
                                                 -------------    --------------    -------------    --------------
         Operating income...................            56,669           998,273          225,252         1,725,472

Other income (expense)
     Interest expense.......................           (36,913)          (70,798)         (73,738)         (164,001)
     Other, net.............................           113,018            24,833          289,230            54,598
                                                 -------------    --------------    -------------    --------------
         Income before income taxes.........           132,774           952,308          440,744         1,616,069

Provision for income taxes..................            42,000           353,000          146,000           600,000
                                                 -------------    --------------    -------------    --------------
         NET EARNINGS.......................     $      90,774    $      599,308    $     294,744    $    1,016,069
                                                 =============    ==============    =============    ==============

Net earnings per common share

     Basic..................................     $         .01    $          .06    $         .03    $          .10
                                                 =============    ==============    =============    ==============

     Diluted................................     $         .01    $          .06    $         .03    $          .10
                                                 =============    ==============    =============    ==============

Weighted average number of common shares outstanding

     Basic..................................        10,210,857         9,698,837       10,210,427         9,693,849
                                                 =============    ==============    =============    ==============

     Diluted................................        10,337,792         9,875,867       10,327,081         9,915,453
                                                 =============    ==============    =============    ==============




See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            SIX MONTHS ENDED JUNE 30,

                                                                              2001                 2000
                                                                       ------------------    -----------------
Cash flows from operating activities:
   Net earnings...............................................         $         294,744     $       1,016,069
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation...........................................                   213,694               199,050
       Interest accrued on capital lease obligation...........                    24,144                24,144
       Deferred income taxes..................................                   (50,000)              (50,000)
       Warrant earned.........................................                    75,600                75,600
       Tax benefit from stock option exercises................                       -                 (35,000)
       Changes in assets and liabilities:
         Accounts receivable..................................                (7,331,669)           (3,647,857)
         Inventories..........................................                (1,596,740)            2,592,944
         Prepaid expenses and other...........................                    49,411                 7,027
         Accounts payable.....................................                 3,332,119             1,196,259
         Accrued expenses.....................................                   153,764               129,438
         Income taxes payable.................................                  (165,237)              320,952
                                                                       ------------------    -----------------

Net cash provided by (used in) operating activities...........                (5,000,170)            1,828,626
                                                                       ------------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment.........................                  (139,804)             (118,416)
   Purchase of short-term investments.........................                (2,752,943)               (2,080)
   Redemption of short-term investments.......................                 2,237,014               250,000
                                                                       -----------------     -----------------

Net cash provided by (used in) investing activities...........                  (655,733)              129,504
                                                                       ------------------    -----------------

Cash flows from financing activities:
   Principal payments on line of credit, net..................                       -              (2,205,000)
   Principal payments on long-term liabilities................                   (64,075)             (237,672)
   Proceeds from exercise of stock options, net of costs......                      (485)               62,108
   Retirements of common stock................................                    (1,517)              (21,945)
                                                                       ------------------    ------------------

Net cash used in financing activities.........................                   (66,077)           (2,402,509)
                                                                       ------------------    ------------------

Net decrease in cash and cash equivalents.....................                (5,721,980)             (444,379)

Cash and cash equivalents at beginning of period..............                 9,483,861               743,184
                                                                       -----------------     -----------------

Cash and cash equivalents at end of period....................         $       3,761,881     $         298,805
                                                                       =================     =================

Supplemental disclosure of cash flow information:
   Cash paid for interest.....................................         $         103,342     $         189,936
   Cash paid for income taxes.................................                   361,237               324,390






See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

NOTE 2.    INVENTORIES

         Inventories consist of the following:

                                                          JUNE 30,                December 31,
                                                            2001                      2000
                                                     ------------------         -----------------
         Raw materials, semi-finished and
           work in process inventory                 $       19,943,742         $      16,032,996
         Finished goods                                       4,371,963                 6,561,815
         Used equipment held for resale                       5,346,033                 5,470,187
                                                     ------------------         -----------------

                                                     $       29,661,738         $      28,064,998
                                                     ==================         =================

NOTE 3.  LINE OF CREDIT

         During the second quarter of 2001, the Company amended its $10 million line of credit agreement with its primary bank. The amended line of credit provides for an expiration date of the earlier of demand or June 1, 2002. All other major terms and conditions remain the same.

                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                   2001      2000                   2001         2000
                                                ---------- ----------            ----------   ----------
         Net sales..........................      100.0%     100.0%                 100.0%      100.0%
         Cost of goods sold.................       85.6       75.5                   84.3         76.4
         Gross profit.......................       14.4       24.5                   15.7         23.6
         Selling, general and administrative       10.1       15.2                   10.6         15.1
         Research and development...........        3.9        1.0                    4.3          1.1
         Operating income...................         .4        8.2                     .8          7.4
         Net earnings.......................         .6        4.9                    1.1          4.4

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

         Net Sales. Net sales for the three months ended June 30, 2001 increased 17% to approximately $14,226,000, compared with approximately $12,124,000 for the same period in 2000. The increase in sales was due to the effect of several factors. First, during the second quarter of 2001, the Company experienced increased sales of its RC-30 All Surface Loader as the Company has increased its number of RC-30 dealers from 37 at March 1, 2001 to 59 at June 30, 2001. Second, the Company continued shipping the private label version of the RC-30 product, the ASL-300, to Polaris Industries Inc. (Polaris) during the second quarter of 2001. Initial shipments of this product began in the first quarter of 2001. Third, the Company began shipping undercarriages to Caterpillar Inc. (Caterpillar) for the jointly developed Multi-Terrain Loader (MTL) product line manufactured by Caterpillar. Offsetting these increases was a decrease in sales of the Company's model 4810 Posi-Track. The Company believes this decrease was attributable to the overall softening of the construction equipment market and the introduction of the MTL products.

         Gross Profit. Gross profit for the three months ended June 30, 2001 decreased to approximately $2,048,000, or 14.4% of net sales, from approximately $2,967,000, or 24.5% of net sales, for the same period in 2000. The gross profit and gross profit percentage for the second quarter of 2001 decreased due to several factors. First, sales of the Polaris ASL-300 product accounted for nearly half of the Company's total unit volume during the second quarter of 2001. This product is being sold on a cost plus basis, which carries a lower gross profit than an ASV RC-30, but also requires significantly less sales and marketing costs. Second, the Company had fewer sales of its higher margin 4810 Posi-Track in 2001 compared with 2000. In 2000, the vast majority of second quarter sales were from the 4810 while in the second quarter of 2001, sales of the 4810 accounted for less than 10% of total unit volume. The Company believes this was due primarily to the overall softening of the construction equipment market and the introduction of the first two models in the MTL product line. Third, the Company began producing undercarriages used on the MTL product line during the second quarter of 2001 during which the Company encountered initial start up costs that reduced its efficiencies. Finally, sales of the 2800 series Posi-Tracks for the second quarter of 2001 were approximately double what they were in the second quarter of 2000. These 2001 sales were made at a discount off standard dealer net terms to stimulate sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $1,848,000, or 15.2% of net sales, in the second quarter of 2000, to approximately $1,443,000, or 10.1% of net sales, in the second quarter of 2001. This decrease was due primarily to decreased commissions paid to Caterpillar due to the change in sales mix experienced in 2001. ASV pays no commission to Caterpillar on the sale of any MTL undercarriages, the RC-30 or the ASL-300.

         Research and Development Expenses. Research and development expenses increased from approximately $121,000 in the second quarter of 2000 to approximately $549,000 in the second quarter of 2001. The increase was due to the Company's alliance with Caterpillar for the continued development and testing of the MTLs. ASV has agreed to reimburse Caterpillar for their research and development expenditures for the development and testing of the MTL models. The Company began shipping MTL undercarriages to Caterpillar under this alliance in the second quarter of 2001. These undercarriages will be used on the first two MTL models available to Caterpillar dealers. The Company continues to develop additional MTL models that are expected to be introduced in 2002.

         The Company intends to continue investing in research and development for the rest of 2001, the majority of which is expected to be the reimbursement of Caterpillar's costs for the MTL product line. The Company anticipates its investment in research and development activities will be less in 2002.

         Other Income (Expense). Interest expense decreased from approximately $71,000 for the second quarter of 2000 to approximately $37,000 for the second quarter of 2001. The decrease was due to no line of credit usage in 2001. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. Other income increased to approximately $113,000 in the second quarter of 2001 from approximately $25,000 for the second quarter of 2000. This increase was due primarily to greater interest income from increased short-term investments.

         Net Earnings. Net earnings for the second quarter of 2001 were approximately $91,000, compared with approximately $599,000 for the second quarter of 2000. The decrease was primarily a result of decreased gross profit percentage and increased research and development expenses, offset in part by decreased selling, general and administrative expenses and increased non-operating income.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

         Net Sales. Net sales for the six months ended June 30, 2001 increased 17%, to approximately $27,181,000 compared with approximately $23,308,000 for the same period in 2000. This increase was the result of several offsetting factors. First, the Company's RC-30 All Surface Loader, which was introduced in the third quarter of 2000, accounted for 30% of unit sales in 2001. Second, the Company began shipping the private label version of the RC-30 All Surface Loader under its alliance with Polaris during the first quarter of 2001. This unit accounted for approximately 38% of the Company's unit sales in 2001. Third, the Company began shipping undercarriages to Caterpillar for the jointly developed MTL product line manufactured by Caterpillar. Offsetting these increases was a decrease in sales of the Company's model 4810 Posi-Track. The Company believes this decrease was attributable to the overall softening of the construction equipment market and the introduction of the MTL products.

         Gross Profit. Gross profit for the six months ended June 30, 2001 was approximately $4,255,000, or 15.7% of net sales, compared with approximately $5,500,000, or 23.6% of net sales, for the six months ended June 30, 2000. The decreased gross profit and gross profit percentage was due primarily to a change in the sales mix experienced in 2001. As discussed above, the Company had a high concentration of sales of the ASL-300, which carries a lower gross profit than any of the Company's other products, but requires significantly less sales and marketing costs. The Company experienced fewer sales of its higher margin model 4810 Posi-Track due to industry wide softening of construction equipment sales and the introduction of the MTL products. The Company began producing undercarriages to be used on the MTL product line during the second quarter of 2001 during which the Company encountered initial start up costs that reduced its efficiencies. Finally, sales of the 2800 series Posi-Tracks for the first six months of 2001 were approximately 50% higher than what they were in the same period of 2000. These 2001 sales were made at a discount off standard dealer net terms to stimulate sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $3,518,000, or 15.1% of net sales, for the six months ended June 30, 2000, to approximately $2,874,000, or 10.6% of net sales, for the six months ended June 30, 2001. This decrease was due primarily to decreased commissions paid to Caterpillar as a result of the change in sales mix experienced during the first half of 2001. The Company pays no commission to Caterpillar on the sale of any MTL undercarriages, the RC-30 or the ASL-300.

         Research and Development Expenses. Research and development expenses increased from approximately $256,000 in 2000 to approximately $1,156,000 in 2001. The increase was due to the Company's alliance with Caterpillar for the continued development and testing of the MTL product line.

         Other Income (Expense). Interest expense decreased from approximately $164,000 for the first six months of 2000 to approximately $74,000 for the first six months of 2001. The decrease was due to no line of credit usage in 2001. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. Other income increased to approximately $289,000 in the first six months of 2001 from approximately $55,000 for the first six months of 2000. This increase was due primarily to greater interest income from increased short-term investments.

         Net Earnings. Net earnings for the six months ended June 30, 2001 decreased to approximately $295,000 from approximately $1,016,000 for the six months ended June 30, 2000. The decrease was primarily a result of decreased gross profit percentage and increased research and development expenses, offset in part by decreased selling, general and administrative expenses and increased non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2001, the Company had working capital of approximately $47,625,000 compared with approximately $47,224,000 at December 31, 2000. While overall working capital remained relatively the same during the quarter, several components changed. First, cash and short-term investments decreased approximately $5,206,000 due primarily to funding operations during the quarter. Second, accounts receivable increased approximately $7,332,000 due to a 17% increase in sales during the first half of 2001 over 2000. In addition, the Company has offered extended payment terms, generally less than 180 days, on certain sales of its products, thereby causing accounts receivable to increase. Third, inventory increased in total approximately $1,597,000 from December 31, 2000 to June 30, 2001. The main reason for this overall increase is an increase in raw materials of approximately $3,911,000 in the first half of 2001 due to increased production levels, additional inventory needed for the private label version of the RC-30 product and the start of production of the MTL undercarriages. Partially offsetting this increase was a decrease of approximately $2,190,000 in finished goods, due primarily to increased sales of the 2800 series Posi-Track in 2001. Fourth, working capital was also impacted by increased accounts payable compared with December 31, 2000. These increased accounts payable were due primarily to increased production levels, additional inventory needed for the private label version of the RC-30 product and the start of production of the MTL undercarriages.

         In October 2000, the Company and Caterpillar entered into an alliance agreement pursuant to which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders. The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patent-pending Maximum Traction Support System(TM) rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They will be sold through the Caterpillar dealer network.

         Under the terms of this alliance agreement, ASV intends to use a portion of the stock sale proceeds to fund development of the new models. The first two models were introduced to a limited number of North American Caterpillar dealers in the second quarter of 2001. The new machines are assembled at Caterpillar's skid steer loader facility in Sanford, North Carolina. The undercarriages are manufactured at ASV's headquarters in Grand Rapids, Minnesota.

         The Company recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTL's are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

         In December 2000, the Company made a sale to one customer totaling approximately $4.0 million. Due to physical space limitations at the customer's facilities, delivery of the product is being made during 2001. The Company agreed to provide interest-free terms for these products until July 2001. Any product sold by the customer prior to July 2001 must be paid by the tenth day of the month following the month of sale. For any product not paid by July 2001, the Company agreed to provide financing at the rate of 10% per annum, such interest to be payable monthly. All remaining unpaid amounts and any accrued interest are due and payable December 31, 2001. The Company followed the requirements for revenue recognition as set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" for this transaction.

         During 2001, this customer has not paid for the minimum number of units by July 2001 as specified by the terms of the agreement. Accordingly, the number of units that are subject to financing is greater than the amount originally anticipated by approximately $1.2 million. The total amount that will be subject to financing is approximately $3.8 million as of August 2001.

         In January 2001, the Company entered into a licensing agreement that allows Polaris to sell an ASV-built, rubber track, all-surface utility loader similar to the Company's RC-30 All Surface Loader. The agreement gives Polaris the worldwide exclusive right to market and sell the utility loader under its own nameplate through its worldwide dealer network and market and sell the untility loader to certain national rental centers. Polaris will purchase the machines, as well as parts and attachments, directly from ASV. The agreement also provides the option for Polaris to manufacture the machines under a royalty arrangement.

         The Company sells the Polaris branded machine, as well as parts and accessories, to Polaris on a cost plus basis. The gross profit on these machines is less than the gross profit ASV recognizes on the sale of its RC-30 product, parts and accessories. However, the Company does not expect to incur significant sales and marketing costs on the sale of products to Polaris.

         The Company believes its existing cash and marketable securities, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q regarding ASV's plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction, ASV's future product mix and ASV's future profitability and expense levels are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Polaris and Caterpillar. Actual results might differ materially from those anticipated in such forward-looking statements. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to this Current Report on Form 10-Q.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of A.S.V., Inc. was held on June 1, 2001. Matters submitted at the meeting for vote by the shareholders were as follows:

                  (a)      Election of Directors.

                           The following directors were elected at the Annual Meeting, each with the following votes:

                                                                       For                         Against
                                                                       ---                         -------
                                    Gary D. Lemke                   9,333,991                       17,528
                                    Edgar E. Hetteen                9,338,491                       13,028
                                    Jerome T. Miner                 9,342,451                        9,068
                                    Karlin S. Symons                9,340,201                       11,318
                                    Leland T. Lynch                 9,344,701                        6,818
                                    James H. Dahl                   9,344,641                        6,878
                                    R. E. "Teddy" Turner, IV        9,336,262                       15,257
                                    Richard A. Benson               9,330,476                       21,043
                                    Richard A. Cooper               9,277,422                       74,097
                                    Robert R. Macier                9,329,926                       21,593

                  (b) Ratification of Appointment of Independent Public Accountants.

                           Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001, with a vote of 9,334,221 votes for, 2,000 votes against and 15,298 shares abstaining.

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

        4.7 *     1998 Non-Employee Director Stock Option Plan (f)

        4.8 *     Amendment to 1998 Non-Employee Director Stock Option Plan (m)

        4.9 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

        4.10      Warrant issued to Caterpillar Inc. on January 29, 1999 (i)

        4.11 Securities Purchase Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

        4.12 Replacement Warrant issued to Caterpillar Inc. on October 31, 2000 (n)

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

        10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

        10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

        10.17** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

        10.18** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

        10.19 Fifth Amendment to Credit Agreement dated June 1, 2001 between Wells Fargo Bank Minnesota, N.A. and the Company

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

         (B)      REPORTS ON FORM 8-K

         The following current Report on Form 8-K was filed by the Company during the quarter ended June 30, 2001:

         Current Report on Form 8-K dated April 24, 2001 reporting under Item 5. "Other Events" that on April 24, 2001, ASV issued a press release disclosing its financial results for the three months ended March 31, 2001. In addition, the press release contained information regarding a conference call to be held April 24, 2001 during which ASV intends to discuss its financial results for the three months ended March 31, 2001 and its outlook for fiscal year 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               A.S.V., INC.


Dated:  August 13, 2001        By /s/ Gary Lemke
                               ------------------------------------------------
                                    Gary Lemke
                                    President


Dated:  August 13, 2001        By /s/ Thomas R. Karges
                               ------------------------------------------------
                                    Thomas R. Karges
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                   METHOD OF FILING
-------                                                                                   ----------------

   10.19      Fifth Amendment to Credit Agreement...............................  Filed herewith electronically

   11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

   99         Risk Factors......................................................  Filed herewith electronically