Form 10-Q
period 2001-09-30
ASV INC /MN/
filed 2001-11-14
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-1459569
        -----------------------                        ---------------
    State or other jurisdiction of            I.R.S. Employer Identification No.
     incorporation of organization

             840 LILY LANE
            P.O. BOX 5160
        GRAND RAPIDS, MN 55744                          (218) 327-3434
        ----------------------                       ---------------------
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

     As of November 5, 2001, 10,230,571 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,         December 31,
                                                                              2001                 2000
                                                                        ----------------     -----------------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents..................................         $       3,344,400     $       9,483,861
   Short-term investments.....................................                   819,520             1,278,282
   Accounts receivable, net...................................                16,883,435            10,557,907
   Inventories................................................                30,495,419            28,064,998
   Prepaid expenses and other.................................                   933,857               965,026
                                                                       -----------------     -----------------
              Total current assets............................                52,476,631            50,350,074

Property and equipment, net...................................                 4,726,414             4,656,118
                                                                       -----------------     -----------------

              Total Assets....................................         $      57,203,045     $      55,006,192
                                                                       =================     =================


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities...................         $          84,442     $          82,090
   Accounts payable...........................................                 3,353,659             1,822,912
   Accrued liabilities
     Compensation.............................................                   262,742               270,956
     Warranties...............................................                   450,000               450,000
     Commission...............................................                   130,086                82,790
     Other....................................................                   424,343               220,178
   Income taxes payable.......................................                         -               197,021
                                                                       -----------------     -----------------
         Total current liabilities............................                 4,705,272             3,125,947
                                                                       -----------------     -----------------

LONG-TERM LIABILITIES, less current portion...................                 2,054,644             2,116,898
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES.................................                        -                     -

SHAREHOLDERS' EQUITY Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding..................................                        -                     -
     Common stock, 33,750,000 shares authorized;
       10,230,571 shares issued and outstanding in 2001;
       10,209,997 shares issued and outstanding in 2000.......                   102,306               102,100
   Additional paid-in capital.................................                40,362,635            40,070,685
   Retained earnings..........................................                 9,978,188             9,590,562
                                                                       -----------------     -----------------
                                                                              50,443,129            49,763,347
                                                                       -----------------     -----------------

              Total Liabilities and Shareholders' Equity......         $      57,203,045     $      55,006,192
                                                                       =================     =================


See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -------------------------------    -------------------------------
                                                         2001             2000              2001             2000
                                                 -------------    --------------    -------------    --------------
Net sales...................................     $  12,052,998    $   10,532,697    $  39,233,875    $   33,840,722

Cost of goods sold..........................         9,848,404         8,606,189       32,774,236        26,414,175
                                                 -------------    --------------    -------------    --------------

         Gross profit.......................         2,204,594         1,926,508        6,459,639         7,426,547

Operating expenses
     Selling, general and administrative....         1,429,160         1,423,396        4,302,697         4,941,593
     Research and development...............           794,049           113,949        1,950,305           370,319
                                                 -------------    --------------    -------------    --------------
         Operating income (loss)............           (18,615)          389,163          206,637         2,114,635
Other income (expense)
     Interest expense.......................           (37,004)          (65,601)        (110,742)         (229,602)
     Other, net.............................           119,501            25,594          408,731            80,192
                                                 -------------    --------------    -------------    --------------
         Income before income taxes.........            63,882           349,156          504,626         1,965,225
Provision for (benefit from) income taxes...           (29,000)          129,000          117,000           729,000
                                                 --------------   --------------    -------------    --------------
         NET EARNINGS.......................     $      92,882    $      220,156    $     387,626    $    1,236,225
                                                 =============    ==============    =============    ==============
Net earnings per common share

     Basic..................................     $         .01    $          .02    $         .04    $          .13
                                                 =============    ==============    =============    ==============

     Diluted................................     $         .01    $          .02    $         .04    $          .12
                                                 =============    ==============    =============    ==============
Weighted average number of common
     shares outstanding

     Basic..................................        10,224,760         9,701,541       10,215,205         9,696,413
                                                 =============    ==============    =============    ==============

     Diluted ...............................        10,445,298         9,894,887       10,366,486         9,908,598
                                                 =============    ==============    =============    ==============



See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                         NINE MONTHS ENDED SEPTEMBER 30,


                                                                             2001                  2000
                                                                       -----------------     -----------------
Cash flows from operating activities:
   Net earnings...............................................         $         387,626     $       1,236,225
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation...........................................                   322,799               305,975
       Interest accrued on capital lease obligation...........                    36,215                36,215
       Deferred income taxes..................................                   (65,000)              (70,000)
       Effect of warrant earned...............................                   113,400               113,400
       Tax benefit from exercise of stock options.............                    55,000                35,000
       Changes in assets and liabilities:
         Accounts receivable..................................                (6,325,528)           (1,029,009)
         Inventories..........................................                (2,430,421)            2,367,528
         Prepaid expenses and other...........................                    96,169                66,517
         Accounts payable.....................................                 1,530,747             1,020,189
         Accrued liabilities..................................                   243,247              (103,965)
         Income taxes payable.................................                  (197,021)              251,543
                                                                       ------------------    -----------------

Net cash provided by (used in) operating activities...........                (6,232,767)            4,229,618
                                                                       ------------------    -----------------

Cash flows from investing activities:
   Purchase of property and equipment.........................                  (393,095)             (222,933)
   Purchase of short-term investments.........................                (2,752,943)               (2,096)
   Redemption of short-term investments.......................                 3,211,705               250,000
                                                                       -----------------     -----------------

Net cash provided by investing activities.....................                    65,667                24,971
                                                                       -----------------     -----------------

Cash flows from financing activities:
   Principal payments on line of credit, net..................                         -            (4,080,000)
   Principal payments on long-term liabilities................                   (96,117)             (268,989)
   Proceeds from exercise of stock options....................                   126,717                62,108
   Retirements of common stock................................                    (2,961)              (21,945)
                                                                       ------------------    -----------------

Net cash provided by (used in) financing activities...........                    27,639            (4,308,826)
                                                                       -----------------     ------------------

Net decrease in cash and cash equivalents.....................                (6,139,461)              (54,237)

Cash and cash equivalents at beginning of period..............                 9,483,861               743,184
                                                                       -----------------     -----------------

Cash and cash equivalents at end of period....................         $       3,344,400     $         688,947
                                                                       =================     =================

Supplemental disclosure of cash flow information:
   Cash paid for interest.....................................         $         215,307     $         256,883
   Cash paid for income taxes.................................                   361,601               472,799
                                                                       =================     =================



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

NOTE 2.    INVENTORIES

     Inventories consist of the following:

                                               SEPTEMBER 30,      December 31,
                                                   2001               2000
                                              ---------------     ------------
     Raw materials, semi-finished and
       work in process                        $    19,892,945     $ 16,032,996
     Finished goods                                 5,486,481        6,561,815
     Used equipment held for resale                 5,115,993        5,470,187
                                              ---------------     ------------

                                              $    30,495,419     $ 28,064,998
                                              ===============     ============

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statement of Earnings data as a percentage of net sales:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                               2001         2000           2001         2000
                                              -------     ---------      --------    ---------
     Net sales............................     100.0%      100.0%         100.0%      100.0%
     Cost of goods sold...................      81.7        81.7           83.5        78.1
     Gross profit.........................      18.3        18.3           16.5        21.9
     Selling, general and administrative..      11.9        13.5           11.0        14.6
     Operating income (loss)..............       (.2)        3.7             .5         6.2
     Interest expense.....................        .3          .6             .3          .7
     Net earnings.........................        .8         2.1            1.0         3.7


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

     Net Sales. For the three months ended September 30, 2001, net sales increased 14% to approximately $12,053,000 compared with approximately $10,533,000 for the same period in 2000. The increased sales were the result of several offsetting factors. First, the third quarter of 2001 was the first full quarter of shipments of undercarriages to Caterpillar Inc. for use on the jointly-developed Multi-Terrain Loaders (MTL) offered by Caterpillar. Second, the Company continued shipping the private label version of the RCo30 All Surface Loader to Polaris Industries Inc. in the third quarter of 2001. Sales of this product began in the first quarter of 2001. Third, sales of the Company's 4810 Posi-Track and RCo30 All Surface Loader decreased during the third quarter of 2001 due primarily to the industry wide slowdown in construction equipment spending. The Company believes the terrorist activities which took place on September 11, 2001, caused many equipment dealers to postpone or not place orders due to the uncertainty caused from these events. In addition, the Company believes the introduction of the MTL product line in the second quarter of 2001 contributed to reduced sales of the 4810 Posi-Track.

     Gross Profit. Gross profit for the three months ended September 30, 2001, was approximately $2,205,000 compared with approximately $1,927,000 for the same period in 2000. The gross profit percentage was 18.3% of net sales for both periods. The increased gross profit in the third quarter of 2001 was attributable to increased sales volume in 2001 as discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly from approximately $1,423,000 for the third quarter of 2000 to approximately $1,429,000 for the same period in 2001. As a percentage of net sales, selling, general and administrative expenses decreased from 13.5% of net sales in the third quarter of 2000, to 11.9% of net sales in the third quarter of 2001. The increased dollar volume was due to increased sales and marketing costs, offset by reduced commissions paid to Caterpillar for sales of products to Caterpillar dealers. The decrease in selling, general and administrative expenses when expressed as a percentage of net sales was due to the increase in sales for the third quarter of 2001.

     Research and Development. Research and development expenses increased from approximately $114,000 in the third quarter of 2000 to approximately $794,000 in the third quarter of 2001. The increase was due to the Company's alliance with Caterpillar for the continued development and testing of the MTLs. Under this alliance, which was entered into in 2000, ASV agreed to reimburse Caterpillar for their research and development expenditures related to the development and testing of the ASV undercarriages adapted to the Caterpillar skid steer loader frames. The Company continues to develop additional undercarriages for MTL models that are expected to be introduced in 2002.

     The Company intends to continue investing in research and development for the rest of 2001, the majority of which is expected to be the reimbursement of Caterpillar's costs for the MTL product line. The Company anticipates its investment in research and development activities will be less in 2002.

     Other Income (Expense). Interest expense decreased from approximately $66,000 for the third quarter of 2000 to approximately $37,000 for the third quarter of 2001. The decrease was due to no line of credit usage in 2001. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. Other income increased to approximately $120,000 in the third quarter of 2001 from approximately $26,000 for the third quarter of 2000. This increase was due primarily to greater interest income from increased short-term investments.

     Income Taxes. The Company recorded a benefit from income taxes for the three months ended September 30, 2001 of $29,000. This was due to a decrease in taxable income while at the same time investing heavily in research and development, generating a research and development tax credit.

     Net Earnings. Net earnings for the third quarter of 2001 were approximately $93,000, compared with approximately $220,000 for the third quarter of 2000. The decrease was primarily a result of increased research and development expenses, offset in part by increased sales, increased non-operating income and a benefit from income taxes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

     Net Sales. Net sales for the nine months ended September 30, 2001 increased 16%, to approximately $39,234,000 compared with approximately $33,841,000 for the same period in 2000. This increase was the result of several offsetting factors. First, unit volume of the Company's RCo30 All Surface Loader, which was introduced in the third quarter of 2000, more than doubled in the nine months ended September 30, 2001, compared with the same period in 2000. Second, the Company began shipping the private label version of the RCo30 All Surface Loader under its alliance with Polaris, the Polaris ASL-300, during the first quarter of 2001. The ASL-300 accounted for approximately 33% of the Company's unit sales in 2001. Third, the Company began shipping undercarriages to Caterpillar in the second quarter of 2001 for the jointly developed MTL product line manufactured by Caterpillar. Shipments of these undercarriages accounted for 24% of the Company's unit sales for 2001. Offsetting these increases was a decrease in sales of the Company's model 4810 Posi-Track. The Company believes this decrease was primarily attributable to the overall softening of the construction equipment market and the introduction of the MTL products.

     Gross Profit. Gross profit for the nine months ended September 30, 2001 was approximately $6,460,000, or 16.5% of net sales, compared with approximately $7,427,000, or 21.9% of net sales, for the nine months ended September 30, 2000. The decreased gross profit and gross profit percentage was due primarily to a change in the sales mix experienced in 2001. During 2001, the Company had a high concentration of sales of the ASL-300, which carries a lower gross profit than any of the Company's other products, but requires significantly less sales and marketing costs. The Company experienced fewer sales of its higher margin model 4810 Posi-Track due primarily to industry wide softening of construction equipment sales and the introduction of the MTL products. Finally, the Company has continued to offer discounts off standard dealer net terms to reduce its inventory of the 2800 series Posi-Track.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $4,942,000, or 14.6% of net sales, for the nine months ended September 30, 2000, to approximately $4,303,000, or 11.0% of net sales, for the same period in 2001. This decrease was due primarily to decreased commissions paid to Caterpillar as a result of the change in sales mix experienced during 2001. The Company pays no commission to Caterpillar on the sale of any MTL undercarriages, the RCo30 or the ASL-300.

     Research and Development Expenses. Research and development expenses increased from approximately $370,000 in 2000 to approximately $1,950,000 in 2001. The increase was due to the Company's alliance with Caterpillar for the continued development and testing of the undercarriages for the MTL product line.

     Other Income (Expense). Interest expense decreased from approximately $230,000 for the first nine months of 2000 to approximately $111,000 for the first nine months of 2001. The decrease was due to no line of credit usage in 2001. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. Other income increased to approximately $409,000 in the first nine months of 2001 from approximately $80,000 for the first nine months of 2000. This increase was due primarily to greater interest income from increased short-term investments.

     Income Taxes. The Company's effective income tax rate decreased from 37% for the nine months ended September 30, 2000 to 23% for the same period in 2001. The decrease was due primarily to the anticipated research and development tax credit from the Company's investment in research and development activities.

     Net Earnings. Net earnings for the nine months ended September 30, 2001 decreased to approximately $388,000 from approximately $1,236,000 for the nine months ended September 30, 2000. The decrease was primarily a result of decreased gross profit percentage and increased research and development expenses, offset in part by increased sales, decreased selling, general and administrative expenses, increased non-operating income and a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of approximately $47,771,000 compared with approximately $47,224,000 at December 31, 2000. While overall working capital remained relatively the same during the period, several components changed. First, cash and short-term investments decreased approximately $6,598,000 due primarily to funding operations during the period. Second, accounts receivable increased approximately $6,326,000 due to a 16% increase in sales during the nine months of 2001 over 2000. The Company has also offered extended payment terms, generally less than 180 days, on certain sales of its products, thereby causing accounts receivable to increase. In addition, one customer is utilizing a Company provided floor plan financing option as discussed below. Third, inventory increased in total approximately $2,430,000 from December 31, 2000 to September 30, 2001. The main reason for this overall increase is an increase in raw materials of approximately $3,860,000 in the first nine months of 2001 due to increased production levels, additional inventory needed for the RCo30 and the Polaris ASL-300, the start of production of the MTL undercarriages and a shift in product mix during the third quarter of 2001. Partially offsetting this increase was a decrease of approximately $1,075,000 in finished goods, due primarily to continued sales of the 2800 series Posi-Track in 2001. Fourth, working capital was also impacted by increased accounts payable compared with December 31, 2000. These increased accounts payable were due primarily to increased production levels, additional inventory needed for the private label version of the RCo30 product, the start of production of the MTL undercarriages and the reimbursement to Caterpillar for their research and development costs for the MTL project.

     In October 2000, the Company and Caterpillar entered into an alliance agreement pursuant to which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTL). The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patent-pending Maximum Traction Support System(TM) rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They will be sold through the Caterpillar dealer network.

     The Company recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTLs are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

     In December 2000, the Company made a sale to one customer totaling approximately $4.0 million. Due to physical space limitations at the customer's facilities, delivery of the product is being made during 2001. The Company agreed to provide interest-free terms for these products until July 2001. The customer agreed to pay for any product sold prior to July 2001 by the tenth day of the month following the month of sale. The customer agreed to pay for a minimum of 80 units by July 2001. For any product not paid by July 2001, the Company agreed to provide floor plan financing at the rate of 10% per annum, such interest to be payable monthly. All remaining unpaid amounts and any accrued interest are due and payable December 31, 2001. The Company followed the requirements for revenue recognition as set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" for this transaction.

     During 2001, this customer has not made payments in accordance with the terms of the agreement, including approximately $625,000 of machines sold by the customer for which payments were not remitted to the Company. The total amount that is subject to floor plan financing is approximately $3.6 million as of November 2001.

     The Company has been working closely with this customer to develop a plan for the payment of the amounts owed. The Company has been paid currently for all machines sold by the customer in the months of September and October. The Company is also obtaining a security interest in the machines that have not yet been sold by the customer.

     In January 2001, the Company entered into a licensing agreement that allows Polaris to sell an ASV-built, rubber track, all-surface utility loader similar to the Company's RCo30 All Surface Loader. The agreement gives Polaris the worldwide exclusive right to market and sell the utility loader under its own nameplate through its worldwide dealer network and market and sell the utility loader to certain national rental centers. Polaris will purchase the machines, as well as parts and attachments, directly from ASV. The agreement also provides the option for Polaris to manufacture the machines under a royalty arrangement.

     The Company sells the Polaris ASL-300 machine, as well as parts and accessories, to Polaris on a cost plus basis. The gross profit on these machines is less than the gross profit ASV recognizes on the sale of its RCo30 product, parts and accessories. However, the Company does not incur significant sales and marketing costs on the sale of products to Polaris.

     On September 24, 2001, the Company announced the implementation of a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock on the open market. The Company intends to fund the repurchases with available funds. The repurchase program is expected to last not more than twelve months or until such amount of stock is repurchased. As of November 5, 2001, the Company had repurchased 19,300 shares of its common stock under this buy-back program at an aggregate purchase price of approximately $189,000.

     The Company believes its existing cash and short-term investments, together with cash expected to be provided by operations and available, unused credit lines, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

     The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q regarding ASV's plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction, ASV's future product mix and ASV's future profitability and expense levels are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Polaris and Caterpillar. Actual results might differ materially from those anticipated in such forward-looking statements. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to its Current Report on Form 10-Q for the quarter ended June 30, 2001.


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

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    EXHIBITS

 Exhibit
 Number   Description
 ------   -----------

  3.1     Second Restated Articles of Incorporation of the Company (a)

  3.1a Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (d)

  3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (g)

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

  4.8*    Amendment to 1998 Non-Employee Director Stock Option Plan (m)

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

  10.6 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (e)

  10.7* Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

  10.8 Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996 (d)

  10.9 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

  10.10 First Amendment to Credit Agreement dated June 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

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

  10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

  10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

  10.17** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

  10.18** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

  10.19 Fifth Amendment to Credit Agreement dated June 1, 2001 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

  11       Statement re: Computation of Per Share Earnings

  22       List of Subsidiaries (a)

  99       Risk Factors (p)

           ---------------------------------------------------------------------

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

           (p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25620) filed electronically August 13, 2001.

           * Indicates management contract or compensation plan or arrangement.

           ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

   (b)     REPORTS ON FORM 8-K

   The following current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001:

   Current Report on Form 8-K dated July 24, 2001 reporting under Item 5. "Other Events" that on July 24, 2001, ASV issued a press release disclosing its financial results for the three and six months ended June 30, 2001. In addition, the press release contained information regarding a conference call to be held July 24, 2001 during which ASV intends to discuss its financial results for the three and six months ended June 30, 2001 and its outlook for fiscal year 2001.

   Current Report on Form 8-K dated September 24, 2001 reporting under Item 5. "Other Events" that on September 24, 2001 ASV issued a press release disclosing a reduction in its expected net sales and net earnings for third quarter 2001, fiscal 2001 and fiscal 2002. The Company also announced the implementation of a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock on the open market. In addition, the press release contained information regarding a conference call to be held September 24, 2001 during which ASV intends to discuss the items described in the press release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A.S.V., INC.


Dated:  November 14, 2001                   By /s/ Gary Lemke
                                            ------------------------------------
                                               Gary Lemke
                                               President


Dated: November 14, 2001                    By /s/ Thomas R. Karges
                                            ------------------------------------
                                               Thomas R. Karges
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                               METHOD OF FILING
-------                                                                               ----------------
  11       Statement re: Computation of Per Share Earnings...................  Filed herewith electronically