Form 10-K405
period 2001-12-31
ASV INC /MN/
filed 2002-03-29
CIK 926763

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________ to_________________.


                         Commission file number: 0-25620
                                                 -------

                                  A.S.V., INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                   41-1459569
           -----------                               ------------------
 State or other jurisdiction of               I.R.S. Employer Identification No.
 incorporation of organization

840 LILY LANE, P.O. BOX 5160, GRAND RAPIDS, MN 55744         (218) 327-3434
----------------------------------------------------     -----------------------
      Address of principal executive offices             Registrant's telephone
                                                         number, including area
                                                                 code

  Securities registered under Section 12(b) of the Exchange Act:

                                      NONE
                                      ----
                               Title of each class

  Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                               Title of each class

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based on the closing sale price at March 15, 2002 of $12.70, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $85,390,266.

         As of March 15, 2002, 10,179,319 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

    Portions of the registrant's Proxy Statement for its May 31, 2002 Annual Meeting, which will be filed by April 30, 2002, are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as "ASV" or the "Company."

         ASV designs, manufactures and sells track-driven all-season vehicles. The Company has three principal product lines, the Posi-Track(TM) product line, the R-Series product line and the MTL undercarriage product line. All of these product lines use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. The Company's products are versatile machines used in the construction, agricultural, landscaping, trail grooming and maintenance, vineyard, military, wildlife management and other markets.

         The Company has the following models in its Posi-Track product line: the MD-70, the 2800 series, the HD 4500 series and the 4810. The Company has three models in its R-Series product line, the RC-30(TM), the R-50(TM) and the RC-50(TM). The Company manufactures undercarriages for use by Caterpillar Inc. (Caterpillar) on its Multi-Terrain Loader product line. The Company also private label manufactures its RC-30 product for Polaris Industries Inc. (Polaris).

         The Company has also produced two models of machines primarily for over-the-snow applications, the Track Truck(R) and the Posi-Track DX 4530.

         Track Truck is a registered trademark, and Posi-Track, RC-30, R-50, RC-50, Maximum Traction Support System, Posi-Turn and Snow Saver are trademarks, of ASV, Inc. This Annual Report also contains trademarks of other companies.

CURRENT YEAR DEVELOPMENTS

         Agreement with Caterpillar

         In October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System(TM) rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They are being sold through the Caterpillar dealer network. The Company began manufacturing the undercarriage for use on two of the MTLs in the second quarter of 2001, with the development of undercarriages on the remaining models continuing.

         Agreement with Polaris

         In January 2001, the Company entered into a licensing agreement that allows Polaris Industries Inc. (Polaris) to sell an ASV-built, rubber track, all-surface utility loader similar to the Company's RC-30 All Surface Loader. The agreement gives Polaris the right to market and sell the utility loader under its own nameplate through its worldwide dealer network. Polaris purchases the machines, as well as parts and attachments, directly from ASV. The agreement also provides the option at some future point for Polaris to manufacture the machines under a royalty arrangement if volume exceeds ASV's competitive capabilities. The Company began manufacturing the private label machines for Polaris in the first quarter of 2001.

         Stock Repurchase Plan

         In September 2001, the Company authorized the implementation of a stock buy-back program under which ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last not more than twelve months or until such amount of stock is repurchased. As of March 15, 2002, the Company had repurchased 52,780 shares of its common stock under this buy-back program at an aggregate purchase price of approximately $565,000.

         New Models

         In January 2002, the Company introduced two new models in its R-Series product line, the R-50 and the RC-50. These two products are expected to compete with skid-steers utilizing engines in the 44 to 50 horsepower range, weighing between 4,500 and 5,500 pounds with an operating capacity of 1,350 to 1,600 pounds. Weighing 4,700 pounds, with an operating capacity of 1,500 pounds and a 50 horsepower engine, the R-50 and RC-50 fall between the Company's smaller RC-30 and its larger Posi-Tracks. The main difference between the two models is the type of track and loader controls each machine utilizes. The Company began production of the RC-50 in March 2002 and expects to begin production of the R-50 in April 2002.

EXPLANATORY NOTE

         With the increased production and sales volume of the Company's Posi-Track crawler/tractors (specifically the MD-70, the 2800 series, the HD 4500 series and the 4810) over the last several years, and the introduction of the R-Series product line, sales of the Company's original product, the Track Truck, and its Posi-Track DX 4530 have declined. These two models are sold primarily for over-the-snow applications and have a much more limited market than the Company's crawler/tractor models or R-Series products. In 2001 and 2000, sales of the Track Truck and the Posi-Track DX 4530 accounted for less than 1.0% of the Company's net sales. Therefore, unless specifically mentioned, the following discussion will pertain only to the Posi-Track crawler/tractors and the R-Series products. Hereafter, the term Posi-Track will refer to the crawler/tractor models.

MARKETS FOR THE COMPANY'S PRODUCTS

         The Company believes the products in its Posi-Tracks and R-Series product lines are very versatile and can be used in a wide variety of applications. The following represents several of the primary markets where the Company's products are currently used.

         Construction. The construction industry currently depends heavily on skid-steer vehicles for a wide variety of functions. Skid-steers are small four-wheeled vehicles that were originally designed and used primarily as loaders, but in the last decade have become increasingly more popular for a variety of functions and more versatile with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers. Most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments to be used on all similarly equipped vehicles.

         The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited as to when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A wheeled skid-steer exerts ten times or more ground pressure than a Posi-Track or R-Series product, which makes a skid-steer less suitable for operation on landscaped or groomed ground.

         Recognizing the benefits of tracked vehicles, a few manufacturers have created tracks that can be placed around a skid-steer's wheels. Add-on tracks are generally steel; however, rubber add-on tracks are now available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer's ground pressure somewhat, the overall design of a Posi-Track or R-Series product gives it more versatility and less ground pressure than a skid-steer with add-on tracks.

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

         Landscaping. Like the construction industry, the landscaping industry depends heavily on small dozers and skid-steers with loaders, backhoes, rakes and other attachments. Landscapers have also been limited by these machines on soft, wet, muddy, hilly or rough terrain or on groomed or paved surfaces, thereby affecting productivity. Skid-steers and dozers cause greater soil compaction than a Posi-Track or R-Series product, which is a concern for landscapers because the more compact the soil, the more difficult it is for plants to grow. The Posi-Track and R-Series product can also be adapted to perform special functions in the landscaping industry. For example, the Company manufactures attachments for the Posi-Track and R-Series product which are used for laying a specially cut continuous roll of sod. The sod is held in front of the vehicle and unrolls as the vehicle moves forward, laying the sod on the ground. The vehicle's rubber tracks then move over the sod, gently setting it in place. This procedure allows sod to be laid with significantly less manual labor and on places such as sides of hills where traditional smaller sod sections could be washed away by excessive rain.

         Agricultural. Posi-Tracks are used in the agricultural industry to perform the functions of small tractors. The Posi-Tracks' three-point hitch and reversible seating allow it to be used with pull-type attachments such as roto-tillers, plows, disks and cultivators. The Posi-Track's hydraulic power take off shaft allows it to be used for farming chores such as grinding and unloading feed. Its low ground pressure and rubber tracks allow it to be used on wet, soft, muddy ground that would not be possible with traditional wheeled tractors, thereby increasing the number of productive days. In addition, the Posi-Track's low ground pressure reduces compaction of soil. Posi-Tracks are being used in several grape vineyards in California's Napa Valley as a replacement to four-wheel drive tractors.

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

         Military Applications. The Posi-Track model MD-70 is being equipped with robotic and video equipment to enable remote operation of the machine at distances up to three miles. Current applications for this type of Posi-Track include detonation and removal of land mines, clearing unexploded munitions on bomb ranges and clearing bomb ranges of overgrown vegetation. For these types of applications, the Company is selling the Posi-Track MD-70 to the Department of the Defense who has it equipped with the necessary robotics and video equipment to provide for the remote operation.

         The Company has been awarded a supply contract number for several of its Posi-Track models by the Department of the Defense which allows Federal governmental agencies to purchase them without going through a competitive bidding process.

         Other. The versatility of the Posi-Track has allowed for their use in areas where a typical skid-steer vehicle could not operate. For example, a grain export company is using Posi-Track's in the hold of grain vessels to level the grain for proper weight distribution or before adding more cargo, eliminating many hours of hand labor.

PRODUCTS

         The Company's principal products are contained in three primary product lines, the Posi-Track product line, the R-Series product line and the MTL undercarriage product line. All products under these product lines utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each. Wheeled vehicles have less traction, are less stable than tracked vehicles and cannot operate on soft, wet, slippery, rough or hilly terrain. Steel tracks damage the surfaces on which they operate. Also, the significant ground pressure of both wheeled and steel track vehicles creates compacted soil. The rubber tracks utilized provide the traction, stability and mobility of tracked vehicles, but do not damage surfaces. In addition, all machines produced have extremely low ground pressure which means they will not cause significant soil compaction.

         The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon and polyester cord. The majority of the Company's Posi-Track products and its R-Series products feature a maintenance-free suspension with no grease fittings. The Company's products utilize diesel engines manufactured by various engine manufacturers. The current model Posi-Tracks and its R-Series products utilize engines manufactured by Caterpillar and

Isuzu.

         The following table contains a summary of the Company's products:

                                                            YEAR
                                    MODEL NAME           INTRODUCED                   SPECIAL FEATURES
                                    ----------           ----------       -------------------------------------------
      POSI-TRACK MODELS:               MD-70                1991          First rubber tracked crawler/tractor by
                                                                          ASV. Low ground pressure, bi-directional
                                                                          drive and loader capabilities.

                                      HD 4500               1997          Larger than MD-70.  Maintenance-free
                                                                          suspension.  Currently manufactured in
                                                                          limited quantities for select markets.

                                      DX 4530               1997          Largest Posi-Track.  Used primarily in
                                                                          over-the-snow application.

                                    2800 Series             1998          Size, weight and operating capabilities of
                                                                          the MD-70 plus maintenance-free under
                                                                          carriage.

                                       4810                 1999          Caterpillar engine and other Caterpillar
                                                                          components (replacement to HD 4500 series).


       R-SERIES MODELS:                RC-30                2000          Significantly smaller than current model
                                                                          Posi-Tracks.  Marketed to landscape,
                                                                          rental and landowner markets.

                                      Polaris               2001          Private label version of RC-30 sold by
                                      ASL-300                             Polaris.

                                     R-50 and               2002          Designed to compete with skid-steers with
                                       RC-50                              engines in the 44 to 50 hp range, weighing
                                                                          between 4,500 and 5,500 lbs. with an
                                                                          operating capacity of 1,350 to 1,600 lbs.


       OTHER PRODUCTS:                  MTL                 2001          ASV's undercarriages sold to Caterpillar
                                  Undercarriages                          for use in Caterpillar's MTL product
                                                                          line.  MTLs are being sold by Caterpillar
                                                                          through the Caterpillar dealer network.

                                    Track Truck             1984          Current model is the HPT 2800.  Used
                                                                          primarily in over-the-snow applications.

         The vast majority of the Company's future production is expected to be devoted to the 4810, the R-Series products and those products specified in the Caterpillar and Polaris alliances. The Company may, from time to time, build its other models on an as needed basis.

         Posi-Track Crawler/Tractor Models

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

         Posi-Tracks are multi-purpose vehicles which the Company believes are attractive to customers principally because of their:

         - Size. Posi-Tracks equipped with a loader, weigh approximately 7,400 to 8,500 pounds, depending on model, and have an approximate ground pressure of 3 pounds per square inch. The overall size of a Posi-Track is comparable to a typical skid steer.

         - Features. The Posi-Track's loader includes a quick-attach mechanism which allows for use of a wide range of attachments, manufactured both by the Company and others such as a bucket, forklift, rake, mower and snowblower. Posi-Tracks can accept a category one or category two three-point hitch, depending on model. A dozer blade and backhoe are also available for all Posi-Tracks. Most Posi-Tracks now feature maintenance-free undercarriages.

         - Price. The current retail price of a Posi-Track ranges from approximately $43,000 for a model 2800 with a loader, bucket and quick-attach mechanism to approximately $55,000 for a 4810 with a loader, bucket and quick-attach mechanism. Although the most common skid-steer vehicles have a slightly lower base price, comparably equipped skid-steers cost approximately the same as a Posi-Track 2800.

         - Ease of Operation. Posi-Tracks feature a reversible driver's seat which allows an operator to face either end of the vehicle for better control. All Posi-Track models are maneuverable and can easily turn in their own length.

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

         R-Series Products

         The Company has three models in its R-Series product line; the RC-30, the R-50 and the RC-50.

         The RC-30 All Surface Loader

         The Company began sales of its RC-30 All Surface Loader in the third quarter of 2000. Weighing approximately 3,000 pounds and built on a rubber track suspension similar to the Posi-Track, the RC-30 is being marketed towards the landscape, rental and landowner markets.

         The basic design of the RC-30 is similar to that of a Posi-Track with its weight distributed over two tracks smaller than those found on a Posi-Track. The RC-30 has tracks which have a ground surface of approximately 55 x 11 inches per track, resulting in an average ground pressure of approximately 2-3 pounds per square inch. This low ground pressure provides the RC-30 with the same advantages in various operating environments as a Posi-Track.

         The RC-30 is also a multi-purpose vehicle which the Company believes is attractive to customers principally because of their:

         - Size. The RC-30 occupies approximately the same size footprint as an all-terrain vehicle, with a width of approximately 46 inches and a length of approximately 91 inches without any attachment on the loader. The width allows the RC-30 to fit between the fender wells of a full-size pick-up truck. The size of the RC-30 allows it to maneuver in compact areas, easily turning within its own length.

         - Features. The RC-30's loader includes a quick-attach mechanism which allows for use of a wide range of attachments, manufactured for the Company by others such as a bucket, forklift, rake, backhoe and snowblower.

         - Price. The current retail price of an RC-30 is approximately $22,500 with a loader, bucket and quick-attach mechanism. The Company believes its current retail price makes the RC-30 very competitive against similarly equipped skid-steers.

         - Ease of Operation. The RC-30 is a ride-on machine equipped with pilot-operated hydraulic controls. Gauges and switches are in the heads-up position for easy view and reach. Safety features include full ROPS/FOPS canopy, lap bar, seat belt and parking brake.

         The R-50 and RC-50 All Surface Loaders

         In January 2002, the Company introduced two new models in its R-Series product line, the R-50 and the RC-50. These two products are expected to compete with skid-steers utilizing engines in the 44 to 50 horsepower range, weighing between 4,500 and 5,500 pounds with an operating capacity of 1,350 to 1,600 pounds. The Company began production of the RC-50 in March 2002 and expects to begin production of the R-50 in April 2002.

         The design of the R-50 and RC-50 is similar to that of the RC-30, but in a larger machine. The R-50 and RC-50 have tracks which have a ground surface of approximately 59 x 15 inches per track, resulting in an average ground pressure of approximately 2-3 pounds per square inch. The R-50 and RC-50 have a larger engine, greater operating capacity, increased lift and dump heights and greater speed than the RC-30. The R-50 and RC-50 share the same benefits of low ground pressure as the RC-30 and Posi-Tracks. The main difference between the two models is the type of track and loader controls each machine utilizes.

         The R-50 and RC-50 are multi-purpose vehicles which the Company believes are attractive to customers principally because of their:

         - Size. The R-50 and RC-50 are similar in size to mid-size skid steers. This size skid steer is one of the most popular in the skid-steer market.

         - Features. The R-50 and RC-50's loader includes a quick-attach mechanism similar to that found on skid-steers. This allows for the use of a wide range of attachments, primarily manufactured for the Company by others such as a bucket, forklift, rake, backhoe and snowblower.

         - Price. The current retail price of an R-50 is approximately $28,000 with a loader and quick-attach mechanism. The current retail price of an RC-50 is approximately $29,000 with a loader and quick-attach mechanism. The Company believes its current retail prices make the R-50 and RC-50 very competitive against similarly equipped skid-steers.

         - Ease of Operation. The R-50 and RC-50 is a ride-on machine equipped with pilot-operated hydraulic controls. Gauges and switches are in the heads-up position for easy view and reach. Safety features include full ROPS/FOPS canopy, lap bar, seat belt and parking brake.

         Over-the-Snow Models

         The Company manufactures two additional models, the Track Truck and the DX 4530, which are primarily marketed towards over-the-snow applications, such as snow trail grooming for snowmobile and ski trails. With the increased popularity and production of the Company's Posi-Track crawler/tractor models, the R-Series products and the MTL undercarriages, the production and sales of the over-the-snow models has greatly decreased over the last several years. In 2001 and 2000, sales related to over-the-snow models accounted for less than 1.0% of the Company's net sales. The Company anticipates it may manufacture the Track Truck in the future, but only on a build to order basis.

SALES AND MARKETING

         The Company sells its products through several distribution channels, depending on the product. The Posi-Track is primarily sold through Caterpillar dealers in the United States and Canada as well as a limited number of independent equipment dealers in the United States, Canada and Australia. As of March 1, 2002, 52 Caterpillar dealers and 22 independent dealers representing approximately 350 locations sell and service the Company's Posi-Track machines.

         The R-Series products are sold primarily through independent equipment dealers in the United States, Canada, Australia and Portugal, as well as a limited number of Caterpillar dealers. As of March 1, 2002, 59 independent dealers and 16 Caterpillar dealers representing approximately 150 locations sell and service the R-Series product line.

         In 2002, the Company plans to increase the distribution of its products through increased dealer outlets. In addition to expanding the dealer base for the R-Series products, many of these dealers will now be able to carry the larger Posi-Tracks, including the 4810, which had previously been sold primarily through Caterpillar dealers. In the first quarter of 2002, the Company began a program to open up trade areas to independent dealers in approximately one-half the trade areas that were previously served only by Caterpillar dealers.

         The MTL products, which are Caterpillar products that incorporate the Company's undercarriages, are available only through Caterpillar dealers. For 2001, 16 North American Caterpillar dealers carried the MTL product line. In 2002, all 69 Caterpillar dealers in North America are able to carry the MTL product line. In 2003, it is anticipated the MTL product line will be available to Caterpillar dealers on a worldwide basis.

         The Polaris version of the RC-30 is available only through Polaris dealers, with the distribution of this product handled by Polaris. Polaris has a North American dealer network of approximately 2,000 dealers, along with 52 international distributors in 125 countries.

         The construction, agricultural and landscape equipment industries, in which the Posi-Track and R-Series products compete, have historically been cyclical. Sales of construction, agricultural and landscape equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates, construction levels (especially housing starts) and general economic conditions. In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Posi-Track have generally been greater in the spring and summer. The Company anticipates sales of its R-Series products will follow a pattern similar to the Posi-Track.

         For 2001, the Company made sales to two customers who each accounted for more than 10% of the Company's net sales. One customer, Caterpillar, accounted for 17.8% of ASV's net sales for 2001 while the other unaffiliated customer accounted for 16.4%. For the years 2000 and 1999, no customer accounted for more than 10% of the Company's net sales.

         As of March 15, 2002, the Company had orders for approximately $6.4 million of its products. As of March 15, 2001, the Company had orders for approximately $8.1 million of its products.

         The Company has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. In addition, during 2001 and 2000, the Company offered extended payment terms on the sale of its products to its dealers, generally not exceeding 180 days.

AFFILIATION WITH CATERPILLAR

         1998-1999 Agreements

         On October 14, 1998, ASV entered into a Securities Purchase Agreement (the "Purchase Agreement") with Caterpillar. The transactions contemplated by the Purchase Agreement were approved by the Company's shareholders on January 28, 1999 and closed January 29, 1999. Pursuant to the Purchase Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's Common Stock and a warrant to purchase an additional 10,267,127 newly issued shares of the Company's Common Stock at a price of $21.00 per share. The Purchase Agreement provided that, upon closing, the size of the Company's Board of Directors would be increased and the Company's Board of Directors appointed two members designated by Caterpillar. In 2000, in connection with the purchase of an additional 500,000 newly-issued shares of ASV's Common Stock, the number of shares subject to the warrant was reduced by 500,000 shares. See "2000 Agreements" below.

         In connection with entering into the Purchase Agreement, the Company and Caterpillar entered into several ancillary agreements. First, the Company and Caterpillar entered into a commercial alliance agreement (the "Commercial Alliance Agreement") pursuant to which Caterpillar is providing the Company access to its worldwide dealer network and has made various management, financial and engineering resources available to the Company. In addition, Caterpillar and the Company entered into various other agreements pursuant to which Caterpillar and the Company will supply each other with certain components, Caterpillar will agree to allow the Company to use certain of its trademarks and trade dress in the event certain conditions are met and Caterpillar and the Company will agree to share certain technologies, all at certain costs. Material terms of these ancillary agreements are described below.

         The Commercial Alliance Agreement. The Commercial Alliance Agreement provides that the Company and Caterpillar will enter into certain agreements, each of which is discussed below.

         Marketing Agreement. The Marketing Agreement requires Caterpillar to provide the Company with access to its worldwide distribution network, in part, by promoting the sale of the Company's products to Caterpillar's dealers. Caterpillar is promoting ASV's products in North America and may gradually extend such promotion throughout other parts of the world. In addition, under the Marketing Agreement, Caterpillar handles orders for the Company's products and administer its warranties. In consideration for Caterpillar's services under the Marketing Agreement, ASV pays Caterpillar a commission equal to 5% of the dealer net price for complete machines (currently the 4810 model only) and 3% for replacement parts and Company-branded attachments sold to Caterpillar dealers plus the costs of certain services provided by Caterpillar. The Marketing Agreement was entered into between Caterpillar and the Company on January 29, 1999.

         Trademark and Trade Dress License Agreement. The Marketing Agreement provides that the Company and Caterpillar enter into a Trademark and Trade Dress License Agreement (the "License Agreement") at such time as the Company's products have been evaluated by Caterpillar and have been found to meet Caterpillar's quality and safety standards in accordance with Caterpillar's established testing and validation procedures. If entered into, the License Agreement will provide, in part, that Caterpillar will grant to the Company the non-exclusive, non-transferable right and license to use certain trademarks of Caterpillar on the Company's products for a fee equal to a percentage of the dealer net price for products sold to dealers with such trademarks. The term of the License Agreement will be five years from the date of the signing of the License Agreement, unless earlier terminated by mutual consent of the Company and Caterpillar. The Company anticipates that such an evaluation of its products by Caterpillar prior to entering into the License Agreement may take from two to four years, or longer. The Company and Caterpillar have currently chosen to focus on joint product offerings with the Caterpillar trademark (i.e. the MTL product line) rather than pursue this portion of the Marketing Agreement at the current time.

         Management Services Agreement. Under the Management Services Agreement, Caterpillar has made available to the Company general management support in connection with the day-to-day operation of its business, commercial development and marketing research services, financial planning services, such other administrative services as Caterpillar and the Company may subsequently agree to in writing, and manufacturing and engineering services. In consideration for Caterpillar's obligations under the Management Services Agreement, the Company pays Caterpillar a fee equal to Caterpillar's fully-loaded cost, as defined in the Management Services Agreement, plus an administrative surcharge (or such other fee as the parties may agree upon). The Management Services Agreement remains in effect indefinitely until otherwise terminated by the parties and was entered into between Caterpillar and the Company on January 29, 1999.

         Other Agreements. The Commercial Alliance Agreement also provides that the Company and Caterpillar enter into several additional agreements relating to
(i) services to be provided to the Company by Caterpillar, (ii) the supply of components to Caterpillar by the Company and to the Company by Caterpillar and
(iii) the license of technology by the Company to Caterpillar. None of these agreements have been entered into, although Caterpillar has provided certain services and supplied certain parts to the Company without the formal agreements contemplated by the Commercial

Alliance Agreement in place. The Company and Caterpillar do not currently anticipate pursuing events that would create the need to enter into any of these agreements.

         The parties also agreed to enter into a Joint Venture Agreement pursuant to which ASV and Caterpillar would establish a 50-50 joint venture company to design and develop a line of agricultural tractors utilizing key aspects of the parties' respective technology and know-how. Caterpillar and the Company had preliminary discussions regarding the Joint Venture, but since that time, Caterpillar has elected to change its strategy regarding production of agricultural tractors. Rather than producing complete tractors, Caterpillar has elected to provide components (i.e. engines, transmissions, etc.) to other manufactures for incorporation into their products. As such, ASV does not anticipate that it will be produce agricultural tractors under this Joint Venture Agreement with Caterpillar.

         2000 Agreements

         In October 2000, the Company entered into another Securities Purchase Agreement with Caterpillar pursuant to which Caterpillar purchased 500,000 newly issued shares of ASV Common Stock at $18 per share. The Company also amended its original warrant issued to Caterpillar reducing the number of shares of ASV common stock available for purchase under the original warrant by 500,000 shares. The amended warrant with Caterpillar provides for the purchase of 9,767,127 newly issued shares of the Company's Common Stock at a price of $21.00 per share. The amended warrant is exercisable at any time until January 29, 2009, except that it may expire with respect to a portion of the shares in the event the Company meets certain revenue levels and certain other conditions are met.

         Also in October 2000, the Company and Caterpillar entered into an alliance agreement under which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTLs). The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The machines will complement existing models in both ASV's and Caterpillar's current product lines. The MTLs are not a commissionable product under the Commercial Alliance Agreement. The Company began manufacturing undercarriages for the first two MTL models in 2001. The MTLs are being sold through the Caterpillar dealer network.

         As of March 15, 2002, Caterpillar owns 15.7% of the Company's outstanding Common Stock (13.2% assuming the exercise of all outstanding options and warrants) and has the right to own up to 52.0% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

COMPETITION

         The markets in which the Posi-Track competes are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Gehl, John Deere and Caterpillar. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market. Ingersoll Rand manufactures two models of rubber track skid steers which are comparable in size to the Company's 2800 series Posi-Track.

         The markets in which the RC-30 competes are also generally comprised of vehicles manufactured by large corporations producing models with substantial name recognition, including Toro, which manufactures the Dingo, as well as those companies listed above that manufacture skid-steer products.

         The Company expects its products to compete in the market based on, among other things: adaptability, versatility, performance, ease of operation, features, size, brand loyalty, price and reputation. Some of the Company's competitors possess significantly greater resources than the Company, as well as established reputations within the industry. There is no assurance that a competitor with greater capital resources will not enter and exploit the Company's markets to the Company's detriment. The Company believes the introduction of additional competitors could enhance market acceptance of rubber track vehicles.

WARRANTY

         The Company provides a limited warranty to purchasers of its products. The warranty covers defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the

Company's products carry a pro-rated warranty up to 2,000 hours of usage. Those components that are not manufactured by the Company are subject only to the warranty of the manufacturer of the component and may be greater in length than the limited warranty provided by the Company.

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

         During 2001, the Company was granted a patent by the U.S. Patent Office pertaining to its undercarriage and drive sprocket mechanism. There can be no guarantee that this patent will be a deterrent to other manufacturers from producing similar technology.

         The Company has registered the trademark Track Truck(R) with the U.S. Patent and Trademark Office and claims common law trademark rights in the names Posi-Track(TM), RC-30(TM), R-50(TM), RC-50(TM), Maximum Traction Support System(TM), Posi-Turn(TM) and Snow Saver(TM). Despite these protections, it may be possible for competitors or users to copy aspects of the Company's products.

         The Company believes that patent and trademark protection is less significant to its competitive position than the knowledge, ability and experience of the Company's personnel, product enhancements, new product development and the ongoing reputation of the Company.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $2,645,000, $679,000 and $531,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through its alliances with Caterpillar and Polaris.

         The Company's research and development expenses increased substantially in 2001 as it worked to develop the undercarriages for the Multi-Terrain Loader products with Caterpillar as well as worked on extensions of its own product line. The Company anticipates research and development expenses will decrease in 2002 as it expects to complete the development of the Multi-Terrain Loaders with Caterpillar in late 2002. The Company anticipates its investment in research and development will be approximately $1 million less in 2002 as compared to 2001.

INSURANCE

         The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the life of Mr. Lemke.
EMPLOYEES

         As of March 15, 2002, the Company had 112 employees, two of whom are part-time. The Company's employees include 3 in management, 21 in administration, 12 in sales and marketing and 76 in manufacturing, engineering and research and development. The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work at the Company's Grand Rapids facility.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provides for monthly rental payments to January 2018, with a balloon payment of approximately $543,000 in December 2006. The Grand Rapids facility has been the Company's primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $142,500, but can be reduced or forgiven over a remaining period of five years if certain minimum employment levels are met and maintained during the applicable year.

         The Company also owns a parcel of land located in Grand Rapids, MN consisting of 63 acres and six buildings with a total of 47,000 square feet, which it uses for its research and development facility and additional warehousing.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock trades on the Nasdaq Stock Market(R) under the ticker symbol ASVI. The following represents the high and low sales price for the periods indicated:

         Year Ended December 31, 2001                                           High             Low
         ----------------------------                                           ----             ---
         First Quarter                                                        $ 12.69           $ 8.00
         Second Quarter                                                         13.80            10.70
         Third Quarter                                                          15.50             9.80
         Fourth Quarter                                                         12.65             8.75

         Year Ended December 31, 2000                                           High             Low
         ----------------------------                                           ----             ---
         First Quarter                                                        $ 18.75          $ 12.75
         Second Quarter                                                         15.06            11.00
         Third Quarter                                                          16.00            12.38
         Fourth Quarter                                                         15.38             6.38

         The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

HOLDERS

         As of March 15, 2002, the Company had approximately 254 holders of record of its Common Stock (not including beneficial holders). The Company believes it has approximately 3,900 beneficial holders of its Common Stock.

DIVIDENDS

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 6. SELECTED FINANCIAL DATA

     (Dollar amounts in thousands,                                   YEAR ENDED DECEMBER 31,
     except per share data)                         2001         2000          1999         1998         1997
     ---------------------------------------------------------------------------------------------------------
     Net Sales..............................     $  50,081    $  43,860     $ 36,168     $ 39,019     $ 24,316
     Net Earnings...........................           756        1,451        1,412        3,366        2,324
     Net Earnings Per Share-Diluted.........           .07          .15          .14          .40          .28
     Total Assets...........................        57,941       55,006       48,650       29,533       19,215
     Long-Term Liabilities..................         2,013        2,117        2,197        2,464        7,021
     Shareholders' Equity...................        50,571       49,763       39,096       19,515        9,957


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of the Company's financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgements, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgements are subject to an inherent degree of uncertainty. Management bases its estimates and judgements on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

         Revenue Recognition and Accounts Receivable. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company generally obtains oral or written purchase authorizations from customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. ASV maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ASV's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Adjustments to slow moving and obsolete inventories to the lower of cost or market are provided based on historical experience and current product demand. The Company evaluates the adequacy of the inventories carrying value quarterly.

         Warranties. ASV provides for the estimated cost of product warranties at the time revenue is recognized. While ASV engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, ASV's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from ASV's estimates, revisions to the estimated warranty liability may be required.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                         2001         2000         1999
                                                                         ----         ----         ----
              Net sales.......................................          100.0%       100.0%       100.0%
              Cost of goods sold..............................           81.9         79.3         76.7
              Gross profit....................................           18.1         20.7         23.3
              Selling, general & administrative expense.......           11.7         14.2         15.7
              Operating income................................            1.1          5.0          6.2
              Interest expense................................            0.3          0.6          0.8
              Net earnings....................................            1.5          3.3          3.9

         Net Sales. Net sales for the year ended December 31, 2001 increased 14% to approximately $50,081,000, compared with approximately $43,860,000 in 2000. This increase was the result of several offsetting factors. First, the Company began shipping the private label version of the RC-30 All Surface Loader under its alliance with Polaris, the ASL-300, during the first quarter of 2001. The ASL-300 accounted for approximately 27% of the Company's unit sales in 2001. Second, in the second quarter of 2001, the Company began shipping undercarriages to Caterpillar for the jointly developed MTL product line manufactured by Caterpillar. Shipments of these undercarriages accounted for 34% of the Company's unit sales for 2001. Offsetting these increases was a decrease in sales of the Company's model 4810 Posi-Track. Unit sales of the 4810 Posi-Track in 2001 were approximately one-half the unit sales in 2000. The Company believes this decrease was primarily attributable to the overall softening of the construction equipment market and the introduction of the MTL products. Unit sales of the Company's other products (2800 series, MD-70, HD 4500 and Track Truck) were approximately the same in 2001 as 2000.

         For the year ended December 31, 2000, net sales increased 21% to approximately $43,860,000, compared with approximately $36,168,000 in 1999. This increase was the result of several offsetting factors. First, sales of the Company's model 4810 Posi-Track increased significantly as 2000 was the first full year of production for this product. This product was available for less than two quarters in 1999. Second, the Company introduced a new product in the third quarter of 2000, the RC-30 All Surface Loader. The Company sold nearly all its 2000 production of this model. Third, sales of used equipment increased in 2000 due to increased marketing efforts, including the opening of a retail store in Grand Rapids, Minnesota in the second quarter of 2000. Lastly, offsetting these factors was a decrease in sales relating to Posi-Track machines sold under military contracts.

         Gross Profit. Gross profit for the year ended December 31, 2001 was approximately $9,056,000, or 18.1% of net sales, compared with approximately $9,065,000, or 20.7%, for 2000. The decrease in gross profit percentage was due primarily to a change in the sales mix experienced in 2001. During 2001, the Company had a high concentration of sales of the private label ASL-300, which carries a lower gross profit than any of the Company's other products, but requires significantly less sales and marketing costs. The Company experienced fewer sales of its higher margin model 4810 Posi-Track due primarily to industry wide softening of construction equipment sales and the introduction of the MTL products. Finally, the Company continued to offer discounts off standard dealer net terms to reduce its inventory of the 2800 series Posi-Track. Offsetting this decrease was a warranty reimbursement benefit. During the fourth quarter of 2001, ASV negotiated a warranty reimbursement program with one of its suppliers, whereby the Company will receive product at no cost over a three-year period to compensate ASV for warranty claims incurred during 2001 plus any claims not yet filed. ASV recognized a benefit of $542,600 under this program in the fourth quarter of 2001 as an offset to warranty costs previously incurred during the year.

         For the year ended December 31, 2000, gross profit increased 7.5% to approximately $9,065,000 compared with approximately $8,429,000 for 1999. The increase was a result of increased net sales for 2000 as discussed above, offset in part by a decrease in the Company's gross profit percentage from 23.3% in 1999 to 20.7% in 2000. The decrease in gross profit percentage was due to several factors. First, sales of the Company's model 4810 Posi-Track, its highest gross profit product, decreased significantly during the second half of the year, due in part to a nationwide slowdown in construction equipment spending. Second, the Company experienced inefficiencies during its initial start up of production of its RC-30 All Surface Loader during the third quarter of 2000. Third, the Company offered discounts on certain of its models to lower its inventory of finished goods. Finally, the Company had increased sales of lower margin used equipment in 2000 compared with 1999 as discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.7% to approximately $5,858,000 for the year ended December 31, 2001, compared with approximately $6,211,000 for 2000. As a percentage of net sales, these expenses decreased from 14.2% in 2000 to 11.7% in 2001. The decreased level of expenses was due primarily to decreased commissions paid to Caterpillar as a result of the change in sales mix experienced during 2001. The Company pays no commission to Caterpillar on the sale of any MTL undercarriages, the RC-30 or the ASL-300. Offsetting this decrease was the establishment of a remarketing reserve of $250,000 in the fourth quarter of 2001. This reserve relates to potential costs associated with remarketing existing machines at the locations of one dealer. The decrease in selling, general and administrative expenses as a percentage of net sales was due to the change in sales mix as discussed above and ASV having the necessary infrastructure in place to support higher sales levels without commensurate increases in staffing levels.

         For the twelve months ended December 31, 2000, selling, general and administrative expenses increased 9.5% to approximately $6,211,000 from approximately $5,671,000 in 2000. As a percentage of net sales, these expenses decreased from 15.7% in 1999 to 14.2% in 2000. The increased level of expenses was due primarily to two factors. First, the Company had increased marketing expenses in 2000 consisting of additional dealer support programs and a full year of costs for field service representatives hired during the fourth quarter of 1999. Also, the Company paid a greater commission to Caterpillar in 2000 due to increased sales to Caterpillar dealers and a full twelve months of commissionable sales in 2000 compared with eleven months in 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was due to sales increasing at a faster rate than expenses.

         Research and Development. Research and development expenses increased 289.5% in 2001 to approximately $2,645,000, compared with approximately $679,000 in 1999. The increase was due to the Company's alliance with Caterpillar for the continued development, testing and integration of the undercarriages for the MTL product line. In addition, during 2001, the Company was developing the newest models in its R-Series product line, the R-50 and the RC-50, which were introduced in January 2002.

         For the year ended December 31, 2000, research and development expenses increased 27.8% to approximately $679,000 compared with approximately $531,000 in 1999. The increase was due primarily to the joint development of the undercarriages for the first two of five expected models of MTLs with Caterpillar and introduction of the Company's RC-30 All Surface Loader product.

         The Company anticipates research and development expenses will decrease in 2002 as it expects to complete the development of the MTL product line with Caterpillar in late 2002. The Company anticipates its investment in research and development will be approximately $1 million less in 2002 as compared to 2001.

         Other Income (Expense). Interest expense was approximately $146,000 in 2001, compared with approximately $267,000 in 2000 and $306,000 in 1999. The decrease in 2001 and 2000 was due to decreased line of credit usage. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000. In addition, in December 2001, the Company refinanced approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term.

         Other income was approximately $529,000 for 2001, compared with approximately $302,000 for 2000 and approximately $246,000 for 1999. The increases were due primarily to greater interest income from increased short-term investments. This resulted from increased cash flow, due primarily to the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000

         Net Earnings. Net earnings for the year ended December 31, 2001 were approximately $756,000, compared with approximately $1,451,000 for 2000. Although net sales increased in 2001, this decrease resulted from a lower gross profit percentage and increased research and development expenses. Offsetting this decrease was a decrease in the Company's effective income tax rate in 2001 due to greater research and development tax credits.

         For the year ended December 31, 2000, net earnings were approximately $1,451,000, compared with approximately $1,412,000 for 1999. This increase was due to increased sales, offset in part by a lower gross profit percentage and increased operating expenses. In addition, the Company's effective income tax rate decreased in 2000 due to greater research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had working capital of approximately $47,790,000 compared with approximately $47,224,000 at December 31, 2000. While overall working capital remained relatively the same during the year, several components changed. First, cash and short-term investments decreased approximately $4,815,000 due primarily to funding operations during the year. Second, accounts receivable increased approximately $6,271,000 due to a 14% increase in sales during the twelve months of 2001 over 2000, which included an 8% increase in sales during the fourth quarter of 2001. In 2001, the Company offered extended payment terms, generally less than 180 days, on certain sales of its products, thereby causing accounts receivable to increase. In addition, one customer utilized a Company provided floor plan financing option as discussed below. Also included in accounts receivable at December 31, 2001 is the value of free product expected to be received under a warranty reimbursement program with a vendor as described above. Third, inventory increased approximately $549,000 from December 31, 2000 to December 31, 2001 with the components of inventory changing in offsetting directions. Raw materials increased approximately $405,000 due to slightly lower than expected production levels of the RC-30 All Surface Loader. Finished goods increased approximately $1,152,000 for several reasons. First, sales of the RC-30 were less than expected, causing a greater number of finished units in inventory at December
31. Second, the resumption of production of the 2800 series Posi-Track caused finished goods to increase as these machines have a slightly smaller distribution network than ASV's other products. Finally, the Company reclassified approximately $780,000 of units from used equipment to finished goods to more accurately reflect the composition of these units. Prepaid expenses and other assets increased approximately $792,000 due primarily to an increase in deferred income tax assets related to currently non-deductible income tax items. Working capital was also impacted by an increase in accounts payable of approximately $626,000 at December 31, 2001 compared with December 31, 2000. These increased accounts payable were due primarily to increased production levels and the reimbursement to Caterpillar for their research and development costs for the MTL project.

         In October 2000, the Company and Caterpillar entered into an alliance agreement pursuant to which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTL). The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They are being sold through the Caterpillar dealer network.

         The Company recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTLs are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

         In December 2000, the Company made a sale to one customer totaling approximately $4.0 million. Due to physical space limitations at the customer's facilities, delivery of the product was made during 2001. The Company agreed to provide interest-free terms for these products until July 2001. The customer agreed to pay for any product sold prior to July 2001 by the tenth day of the month following the month of sale and also agreed to pay for a minimum of 80 units by July 2001. For any product not paid by July 2001, the Company agreed to provide floor plan financing at the rate of 10% per annum, such interest to be payable monthly. All remaining unpaid amounts and any accrued interest were to be paid by December 31, 2001.

         One element of this customer's growth plan was their completion of a $5 million private placement offering of convertible preferred stock. Due to difficult market conditions in 2001, the customer was not successful in closing their offering. During 2001, this customer did not make payments in accordance with the terms of its agreement with the Company, including approximately $800,000 of machines sold by the customer for which payment was not remitted to the Company. The total amount owed to the Company under the floor plan program of approximately $3.5 million was not paid by December 31, 2001 and is included in accounts receivable.

         The Company has been working closely with this customer to develop a plan for the payment of the amounts owed. In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The amount of the note is $800,000 and is due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. The customer has made its first payment under this note. Should the customer be successful in raising a minimum of $2.5 million through its private placement offering, the Company has agreed to convert $500,000 of the note balance to shares of convertible preferred stock in the private placement. The Company has also obtained a security interest in the machines that have not yet been sold by the customer. In addition, the customer has agreed to remit payment to the Company for any machines it sells, which the customer has been doing.

         In the fourth quarter of 2001, the Company established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at this customer's locations. The Company believes it may be necessary to remarket a portion of these machines to other customers to accelerate payment to the Company.

         In January 2001, the Company entered into a licensing agreement that allows Polaris to sell an ASV-built, rubber track, all-surface utility loader similar to the Company's RC-30 All Surface Loader. The agreement gives Polaris the worldwide exclusive right to market and sell the utility loader under its own nameplate through its worldwide dealer network and market and sell the utility loader to certain national rental centers. Polaris purchases the machines, as well as parts and attachments, directly from ASV. The agreement also provides the option for Polaris to manufacture the machines under a royalty arrangement under certain circumstances.

         The Company sells the Polaris ASL-300 machine, as well as parts and accessories, to Polaris on a cost plus basis. The gross profit on these machines is less than the gross profit ASV recognizes on the sale of its RC-30 product, parts and accessories. However, the Company does not incur significant sales and marketing costs on the sale of products to Polaris.

         On September 24, 2001, the Company announced the implementation of a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last not more than twelve months or until such amount of stock is repurchased. As of March 15, 2002, the Company had repurchased 52,780 shares of its common stock under this buy-back program for an aggregate purchase price of approximately $565,000.

         During 2001 and 2000, the Company provided extended term financing programs, generally not exceeding 180 days, to its customers. This extended term financing program contributed to the increase in the Company's accounts receivable balance in 2001. The Company does not intend to utilize this type of program in 2002. Instead, the Company has affiliated itself with several finance companies that will be financing the sale of the Company's products. By using these finance companies, the Company will be receiving payment for its products shortly after their shipment. The Company does intend to pay a portion the interest cost associated with financing these shipments that would normally be paid by the customer, generally ranging from three to twelve months, depending on the amount of down payment made by the customer.

         The Company believes this change in how the Company expects to receive payment for the sale of its products, its existing cash and marketable securities, together with its available, unused $10 million credit line, will satisfy the Company's projected working capital needs and other cash requirements for at least the next twelve months.

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-K regarding ASV's plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction, ASV's future product mix and ASV's future profitability and expense levels are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Polaris and Caterpillar. Actual results might differ materially from those anticipated in such forward-looking statements. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to its Current Report on Form 10-Q for the quarter ended June 30, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FINANCIAL STATEMENTS

         The following financial statements and financial schedules are attached as a separate section on pages F-1 through F-13 immediately following the signature page of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements
         Report of Independent Certified Public Accountants

         SUPPLEMENTARY FINANCIAL INFORMATION

         The selected quarterly financial data is included in Note N to the financial statements filed with this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

                  The financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                  The following items are attached as a separate section on pages S-1 and S-2 immediately following the financial statements included in this Annual Report on Form 10-K:

                  Report of Independent Certified Public Accountants on the Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

         (a)(3)   EXHIBITS

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

        10.13 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

        10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

        10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company
                  (m)

        10.16** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

        10.17** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

        10.18 Fifth Amendment to Credit Agreement dated June 1, 2001 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

        11        Statement re: Computation of Per Share Earnings

        22        List of Subsidiaries (a)

        23 Consent of Grant Thornton LLP, independent certified public accountants

        99        Risk Factors (p)

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

         (b) REPORTS ON FORM 8-K

         The following current Report on Form 8-K was filed by the Company during the quarter ended December 31, 2001:

         Current Report on Form 8-K dated October 24, 2001 reporting under Item
5. "Other Events" that on October 24, 2001, ASV issued a press release disclosing its financial results for the three and nine months ended September 30, 2001. In addition, the press release contained information regarding a conference call held October 24, 2001 during which ASV discussed its financial results for the three and nine months ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                           A.S.V., INC.

             /s/ Gary Lemke                                          Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Gary Lemke, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             /s/ Gary Lemke                                          Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Gary Lemke, Chairman of the Board, President
              and Director (Chief Executive Officer)


             /s/ Jerome T. Miner                                     Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Jerome T. Miner, Vice-Chairman of the Board
              and Director


             /s/ Edgar E. Hetteen                                    Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Edgar E. Hetteen, Vice President and Director


             /s/ James Dahl                                          Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  James Dahl, Director


             /s/ Leland T. Lynch                                     Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Leland T. Lynch, Director


             /s/ R. E. Turner, IV                                    Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  R. E. Turner, IV, Director


             /s/ Richard A. Benson                                   Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Richard A. Benson, Director


             /s/ Robert Macier                                       Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Robert Macier, Director


             /s/ Thomas R. Karges                                    Date:  March 29, 2002
         ----------------------------------------                    ---------------------
         By:  Thomas R. Karges, Chief Financial Officer

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

A.S.V., INC.

DECEMBER 31, 2001 AND 2000

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                ASSETS                                                  2001           2000
                                                                      --------       --------
CURRENT ASSETS
   Cash and cash equivalents                                         $ 5,221,591   $ 9,483,861
   Short-term investments                                                725,249     1,278,282
   Accounts receivable (net of allowance for doubtful accounts
      of $75,000)                                                     16,828,489    10,557,907
   Inventories                                                        28,614,053    28,064,998
   Prepaid expenses and other                                          1,756,844       965,026
                                                                     -----------   -----------

                Total current assets                                  53,146,226    50,350,074

PROPERTY AND EQUIPMENT, net                                            4,794,578     4,656,118
                                                                     -----------   -----------

                                                                     $57,940,804   $55,006,192
                                                                     ===========   ===========

                LIABILITIES AND
                  SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities                          $   106,008   $    82,090
   Accounts payable                                                    2,449,144     1,822,912
   Accrued liabilities
     Compensation                                                        269,919       270,956
     Warranty reimbursements                                             879,900          --
     Warranties                                                          500,000       450,000
     Other                                                               646,636       302,968
   Income taxes payable                                                  505,062       197,021
                                                                     -----------   -----------

                Total current liabilities                              5,356,669     3,125,947



LONG-TERM LIABILITIES, less current portion                            2,012,652     2,116,898


COMMITMENTS AND CONTINGENCIES                                               --            --


SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized; no shares
       issued or outstanding                                                --            --
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 10,205,306 in 2001 and 10,209,997 in 2000       102,053       102,100
   Additional paid-in capital                                         40,123,200    40,070,685
   Retained earnings                                                  10,346,230     9,590,562
                                                                     -----------   -----------
                                                                      50,571,483    49,763,347
                                                                     -----------   -----------

                                                                     $57,940,804   $55,006,192
                                                                     ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                               2001            2000            1999
                                            ----------      ----------      ----------
Net sales                                  $ 50,081,376    $ 43,859,509    $ 36,168,415

Cost of goods sold                           41,025,009      34,794,783      27,739,554
                                           ------------    ------------    ------------

         Gross profit                         9,056,367       9,064,726       8,428,861

Operating expenses
   Selling, general and administrative        5,857,867       6,210,514       5,670,629
   Research and development                   2,645,476         679,233         531,375
                                           ------------    ------------    ------------

         Operating income                       553,024       2,174,979       2,226,857

Other income (expense)
   Interest expense                            (146,031)       (266,890)       (306,202)
   Interest income                              400,202         225,043         229,405
   Other, net                                   128,473          76,457          16,993
                                           ------------    ------------    ------------

         Income before income taxes             935,668       2,209,589       2,167,053

Provision for income taxes                      180,000         758,680         755,000
                                           ------------    ------------    ------------

         NET EARNINGS                      $    755,668    $  1,450,909    $  1,412,053
                                           ============    ============    ============

Net earnings per common share
     Basic                                 $        .07    $        .15    $        .15
                                           ============    ============    ============

     Diluted                               $        .07    $        .15    $        .14
                                           ============    ============    ============

Weighted average number of common shares
   outstanding
     Basic                                   10,215,855       9,782,919       9,586,032
                                           ============    ============    ============

     Diluted                                 10,352,468       9,966,661       9,941,616
                                           ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                 Common stock            Additional
                                              -------------------         paid-in        Retained
                                            Shares          Amount        capital        earnings         Total
                                          ----------      ----------     ----------    ------------     ----------
Balance at December 31, 1998               8,601,835    $     86,018    $ 12,701,622    $  6,727,600   $ 19,515,240
   Issuance of common stock, net of
     issuing costs                         1,000,000          10,000      17,539,173            --       17,549,173
   Exercise of stock options                 115,740           1,158         801,541            --          802,699
   Tax benefit from exercise of stock
     options                                    --              --           270,000            --          270,000
   Cost of shares retired                    (31,118)           (311)       (604,133)           --         (604,444)
   Warrant earned                               --              --           151,200            --          151,200
   Net earnings                                 --              --              --         1,412,053      1,412,053
                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 1999               9,686,457          96,865      30,859,403       8,139,653     39,095,921
   Issuance of common stock, net of
     issuing costs                           500,000           5,000       8,942,149            --        8,947,149
   Exercise of stock options                  26,750             267          95,288            --           95,555
   Tax benefit from exercise of stock
     options                                    --              --            60,000            --           60,000
   Cost of shares retired                     (3,210)            (32)        (37,355)           --          (37,387)
   Warrant earned                               --              --           151,200            --          151,200
   Net earnings                                 --              --              --         1,450,909      1,450,909
                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2000              10,209,997         102,100      40,070,685       9,590,562     49,763,347
   Exercise of stock options                  21,863             219         129,609            --          129,828
   Tax benefit from exercise of stock
     options                                    --              --            55,000            --           55,000
   Cost of shares retired                    (26,554)           (266)       (270,694)           --         (270,960)
   Warrant earned                               --              --           138,600            --          138,600
   Net earnings                                 --              --              --           755,668        755,668
                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2001              10,205,306    $    102,053    $ 40,123,200    $ 10,346,230   $ 50,571,483
                                        ============    ============    ============    ============   ============


The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                          2001            2000            1999
                                                                         ------          ------          ------
Cash flows from operating activities:
   Net earnings                                                      $    755,668    $  1,450,909    $  1,412,053
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                      441,684         413,268         380,750
       Interest accrued on capital lease obligation                          --              --            48,288
       Deferred income taxes                                             (535,000)          5,000        (110,000)
       Warrant earned                                                     138,600         151,200         151,200
       Tax benefit from stock option exercises                             55,000          60,000         270,000
       Changes in assets and liabilities:
          Accounts receivable                                          (6,270,582)     (1,896,858)     (4,097,209)
          Inventories                                                    (549,055)      4,326,258     (13,614,498)
          Prepaid expenses and other                                     (256,818)       (198,608)        290,697
          Accounts payable                                                626,232          47,029      (1,137,643)
          Accrued liabilities                                           1,272,531        (222,749)        361,601
          Income taxes                                                    308,041         236,679          84,673
                                                                     ------------    ------------    ------------

              Net cash provided by (used in) operating activities      (4,013,699)      4,372,128     (15,960,088)
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                    (580,144)       (273,712)       (612,428)
   Purchase of short-term investments                                  (1,766,960)       (278,475)     (4,523,188)
   Redemption of short-term investments                                 2,319,993         247,889       3,518,527
                                                                     ------------    ------------    ------------

              Net cash used in investing activities                       (27,111)       (304,298)     (1,617,089)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from (payments on) line of credit, net                           --        (4,080,000)        545,000
   Principal payments on long-term liabilities                            (80,328)       (252,470)       (280,632)
   Proceeds from issuance of common stock, net                               --         8,947,149      17,549,173
   Proceeds from exercise of stock options                                129,828          95,555         802,699
   Retirement of common stock                                            (270,960)        (37,387)       (604,444)
                                                                     ------------    ------------    ------------

              Net cash provided by (used in) financing activities        (221,460)      4,672,847      18,011,796
                                                                     ------------    ------------    ------------

              Net increase (decrease) in cash and cash equivalents     (4,262,270)      8,740,677         434,619

Cash and cash equivalents at beginning of year                          9,483,861         743,184         308,565
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $  5,221,591    $  9,483,861    $    743,184
                                                                     ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                            $    180,640    $    331,468    $    287,262
   Cash paid for income taxes                                             390,765         473,322         535,145
                                                                     ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company designs and manufactures track-driven, all-season vehicles and related accessories and attachments in northern Minnesota. The Company sells its products through Caterpillar and independent dealers.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   Principles of Consolidation

   The consolidated financial statements include the accounts of A.S.V., Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition

   The Company generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company considers delivery to have occurred at the time of shipment

   In 2000, pursuant to a contractual arrangement, revenues of $4 million were recognized for completed products held at the Company's warehouse. The customer requested the Company hold the products as it had physical space limitations at its facilities. The products were delivered in 2001.

   Fair Value of Financial Instruments

   The financial statements include the following financial instruments: cash equivalents, accounts receivable, accounts payable and bank debt. At December 31, 2001 and 2000, the fair values of these financial instruments are not significantly different than their balance sheet carrying amounts.


   Cash Equivalents

   All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2001 and 2000, the Company had cash equivalents of approximately $4,930,000 and $9,765,000, which consisted of a money market account. The fair value of these investments approximates cost.

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

   Advertising Expense

   Advertising is expensed as incurred. Advertising expenses were approximately $295,000, $233,000 and $423,000 for 2001, 2000 and 1999.

                                  A.S.V., INC.

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Shipping and Handling Costs

   The Company includes shipping and handling (including warehousing) costs incurred in connection with the distribution of replacement parts in the "selling, general and administrative" line of the consolidated statements of earnings. Shipping and handling costs were approximately $832,000, $906,000 and $745,000 for 2001, 2000 and 1999.

   Research and Development

   All research and development costs are expensed as incurred.

   Employee Savings and Profit Sharing Plan

   The Company has an employee savings and profit sharing plan which provides for participant salary deferrals of up to $10,500 and discretionary Company contributions. The plan covers employees who have completed three months of service, as defined in the plan, and who have attained the age of 20 and one-half. Company contributions were approximately $41,000, $45,000 and $37,000 for 2001, 2000 and 1999.

   Stock-Based Compensation

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


   Net Earnings Per Common Share

   Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

   For the years ended December 31, 2001, 2000 and 1999, 136,613, 183,742 and
   355,584 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 11,229,876, 11,134,314 and 10,731,252, shares of common stock with a weighted average exercise price of $20.13, $20.21 and $20.88, were outstanding at December 31, 2001, 2000 and 1999, but were excluded from the computation of common share equivalents because they were anti-dilutive.

   Reclassifications

   Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

   New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

   These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives. SFAS 141 and the nonamortization provisions of SFAS 142 are effective for purchase business combinations completed after June 30, 2001. The remaining provisions of SFAS 142 are effective for the Company beginning January 1, 2002. Management does not believe the adoption of these pronouncements will have a material affect on the Company as the Company does not have any goodwill or other intangible assets with indefinite lives.

                                  A.S.V., INC.

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets. This statement is effective for the Company beginning January 1, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.


NOTE B  -  SHORT-TERM INVESTMENTS

   Short-term investments consist primarily of a diversified portfolio of taxable governmental agency bonds, which mature between 2002 and 2004. The Company considers the investments as "available-for-sale." At December 31, 2001 and 2000, cost was equal to fair value and no amount was included as a separate component of shareholders' equity.


NOTE C  -  INVENTORIES

   Inventories consist of the following:

                              December 31,
                          2001          2000
                          -----         ----
Raw materials, semi-
   finished and WIP
   inventory           $16,438,019   $16,032,996
Finished goods           7,723,738     6,561,815
Used equipment
   held for resale       4,452,296     5,470,187
                       -----------   -----------

                       $28,614,053   $28,064,998
                       ===========   ===========

NOTE D  -  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                          December 31,
                      2001          2000
                     ------        ------
Land               $  132,635   $  132,635
Buildings and
   improvements     3,691,018    3,651,732
Tooling               709,709      544,392
Machinery and
   equipment        2,030,936    1,655,927
Vehicles              317,042      338,998
                   ----------   ----------
                    6,881,340    6,323,684
Less accumulated
   depreciation     2,086,762    1,667,566
                   ----------   ----------

                   $4,794,578   $4,656,118
                   ==========   ==========


NOTE E  -  LINES OF CREDIT

   The Company has a $10,000,000 line of credit agreement with a bank which is due on demand. The interest rate is variable at prime less one half percent (effective rate of 4.25% and 9.0% as of December 31, 2001 and 2000). As of December 31, 2001, there were no advances on this line of credit. The agreement requires the Company to maintain certain financial requirements including a minimum tangible net worth level and a cash flow coverage ratio.


NOTE F  -  LONG-TERM LIABILITIES

   Capital Lease Obligation

   The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority. The agreement provides for monthly payments to 2018 and a balloon payment of approximately $543,000 in December 2006.

   Future minimum lease payments under this capital lease obligation at December 31, 2001 are as follows:

     2002                                    $  228,134
     2003                                       228,134
     2004                                       228,134
     2005                                       228,134
     2006                                       766,131
     Thereafter                               1,283,045
                                             ----------

     Total payments                           2,961,711
     Amounts representing interest (weighted
       average 6.09%)                           843,051
                                             ----------

     Present value of minimum
        capitalized lease payments           $2,118,660
                                             ==========

   Assets related to the capital lease were $2,250,773 at December 31, 2001 and 2000. Accumulated amortization was $275,334 and $219,065 at December 31, 2001 and 2000.


NOTE G  -  PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:

                 Year ended December 31,
                 -------------------------
               2001        2000        1999
              ------      ------      ------
Current
  Federal   $ 648,000    $ 683,680   $ 760,000
  State        67,000       70,000     105,000
            ---------    ---------   ---------
              715,000      753,680     865,000
Deferred     (535,000)       5,000    (110,000)
            ---------    ---------   ---------

            $ 180,000    $ 758,680   $ 755,000
            =========    =========   =========

                                  A.S.V., INC.

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE G  -  PROVISION FOR INCOME TAXES  -  Continued

   Net deferred income tax assets relate to the tax effect of temporary differences as follows:

                              December 31,
                        -----------------------
                           2001         2000
                        ----------   ----------
Accruals and reserves   $  940,000   $  445,000
Other                      130,000       90,000
                        ----------   ----------

                        $1,070,000   $  535,000
                        ==========   ==========

   The net deferred tax asset is included with prepaid expenses and other in the financial statements.

   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                               2001       2000     1999
                              ------     ------   ------
   Statutory federal rate     34.0%      34.0%     34.0%
   State income taxes, net
      of federal benefit       4.7        2.6       2.6
   Research and development
      tax credit             (16.9)        -         -
   Foreign tax credit         (4.2)        -         -
   Other                       1.6       (1.5)     (1.8)
                             -----      -----     -----

                              19.2%      35.1%     34.8%
                             =====      =====     =====

   The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

   The Company generated and fully utilized research and development and foreign tax credits during 2001.


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

   As a result of the Agreement, the board of directors was increased with two members appointed by Caterpillar. In addition, the Agreement contains other provisions which allow Caterpillar to maintain its proportionate potential ownership and that restricts certain situations including acquisitions, loans and the payment of dividends, without approval of at least one of the Caterpillar designated members of the Board.

   The warrant issued to Caterpillar provides for a potential change of control. As a result, in accordance with the 1994 and 1996 stock option plans, all previously issued stock options became fully vested upon the closing of the transaction.

   The Company and Caterpillar also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company's products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both the Company and Caterpillar. Total commission expense under the agreement was approximately $464,000, $1,072,000 and $923,000 in 2001, 2000 and 1999.

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

                                  A.S.V., INC.

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE H  -  TRANSACTIONS WITH CATERPILLAR  -  Continued

   Also in October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System (TM) rubber track undercarriage. The MTLs are being sold through the Caterpillar dealer network. The Company began manufacturing the undercarriage for use on two of the MTLs in the second quarter of 2001, with the development of undercarriages on the remaining models continuing.

   In connection with this alliance agreement, the Company has agreed to reimburse Caterpillar for their research and development costs related to the MTLs as it pertains to the combination of the Caterpillar portion of the machines with the Company's undercarriages. Total research and development costs reimbursed to Caterpillar were approximately $1,904,000 and $273,000 in 2001 and 2000. The Company anticipates the research and development process for the MTLs will be completed in 2002.

   At December 31, 2001, Caterpillar owned approximately 16% of the Company's outstanding common stock and had the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the warrant.

   The Company purchases parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work on the Company's behalf. In addition, the Company utilizes Caterpillar's warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers. During 2001 and 2000, total parts purchases, salary and warranty reimbursements were approximately $6,877,000 and $3,828,000. Also, at December 31, 2001 and 2000, accounts payable to Caterpillar were $909,000 and $389,000. No amounts were paid or payable in 1999 to Caterpillar for these costs.


   The Company recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar.

   During 2001, 18% of net sales were made to Caterpillar. At December 31, 2001, the accounts receivable balance due from Caterpillar was approximately $1,600,000. No sales were made to Caterpillar in 2000 and 1999.


   NOTE I  -  SHAREHOLDERS' EQUITY

   Stock Option Plans

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

   The plan, as amended, provides that each eligible director shall receive an option to purchase 3,000 shares on the first business day of each calendar year. However, in 2000 and 1999, options to purchase 5,000 and 1,000 shares were granted to each director.

                                  A.S.V., INC.

                        DECEMBER 31, 2001, 2000 AND 1999



NOTE I  -  SHAREHOLDERS' EQUITY  -  Continued

   Option transactions under the plans during each of the three years in the period ended December 31, 2001 are summarized as follows:

                                              Weighted
                                               Average
                                              Exercise
                                 Shares         Price
                               ---------      ---------
     Outstanding at
       December 31, 1998       1,357,102         $13.16
          Granted                 55,752          17.88
          Exercised             (115,740)          6.94
                               ---------
     Outstanding at
       December 31, 1999       1,297,114          13.91
          Granted                149,500          15.40
          Exercised              (26,750)          3.57
          Canceled               (31,500)         16.49
                               ---------
     Outstanding at
       December 31, 2000       1,388,364          14.21
          Granted                143,500          11.71
          Exercised              (21,863)          5.93
          Canceled               (63,250)         13.46
                               ---------
     Outstanding at
       December 31, 2001       1,446,751          14.12
                               =========

   At December 31, 2001, 2000 and 1999, 1,205,501, 1,208,802 and 1,242,114
   options were exercisable with a weighted average exercise price of $14.20, $13.96 and $13.74.

   The following information applies to grants that are outstanding at December 31, 2001:

                               Options outstanding
                       --------------------------------------
                                       Weighted-
                         Number        average      Weighted-
      Range of         outstanding     remaining     average
      exercise             at         contractual   exercise
       prices          period end        life         price
---------------------- -----------  -------------   ---------
  $  3.11 - $  3.22        28,250     1.1 years      $ 3.16
     8.38 -   12.22       843,876     2.6 years       12.14
    13.25 -   18.33       574,625     3.2 years       17.57
                       ----------
                        1,446,751                    $14.12
                       ==========                    ======

                         Options exercisable
                       ------------------------
                         Number       Weighted-
      Range of         exercisable    average
      exercise             at         exercise
       prices          period end      price
---------------------- -----------   ---------
  $  3.11 - $3.22          28,250      $ 3.16
     8.38 - 12.22         703,876       12.22
    13.25 - 18.33         473,375       17.79
                       ----------
                        1,205,501      $14.20
                       ==========      ======

   The weighted average fair values of the options granted during 2001, 2000 and 1999 are $6.34, $7.76 and $9.62. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2001, 2000 and 1999; zero dividend yield; expected volatility of 47.3%, 42.5% and 50.0%, risk-free interest rate of 4.33%, 4.93% and 6.83% and expected lives of 6.79, 6.60 and 6.78 years.

   The Company's pro forma net earnings and net earnings per common share for 2001, 2000 and 1999, had the fair value based method been used, are set forth below:

                                2001       2000        1999
                              --------  ----------  -----------
Net earnings    As            $755,668  $1,450,909  $ 1,412,053
   (loss)       reported
                Pro forma      261,996   1,114,566   (3,176,720)

Net earnings
   (loss) per
   common
   share
     Basic      As            $    .07  $      .15  $       .15
                reported
                Pro forma          .03         .11         (.33)

     Diluted    As                 .07         .15          .14
                reported
                Pro forma          .03         .11         (.33)

   Shares Retired

   During 2001, 2000 and 1999, in connection with the exercise of stock options by employees and directors or repurchase agreements, the Company repurchased 26,554, 3,210 and 31,118 shares of stock from various employees and directors of the Company for total consideration of $270,960, $37,387 and $604,444. These shares had been held for longer than six months and were considered mature shares.


NOTE J  -  RELATED PARTY TRANSACTION

   The Company uses a public relations firm that is affiliated with one of the Company's directors. Total fees paid to the public relations firm in 2001, 2000 and 1999 were approximately $202,000, $201,000 and $229,000.

                                  A.S.V., INC.

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE K  -  CONSULTING AGREEMENT

   The Company entered into a five year consulting agreement and issued a ten year warrant for the purchase of 337,500 shares of the Company's common stock at $7.33 per share, expiring December 1, 2006. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant is exercisable and outstanding as of December 31, 2001.

   The fair value of $2.24 per share was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models. Compensation costs were amortized over the life of the consulting agreement of $138,600 in 2001 and $151,200 in both 2000 and 1999.


NOTE L  -  COMMITMENTS AND CONTINGENCIES

   Litigation

   The Company is subject to litigation in the normal course of its business. Management believes the outcome of such litigation will not have a material adverse effect on the operations or financial position of the Company.

   Share Repurchase

   In September 2001, the Company authorized a stock buy-back program under which the Company may repurchase up to $5,000,000 of its common stock on the open market. The Company is funding the repurchases with available funds. The repurchase program is not expected to last more than twelve months or until such amount of common stock is repurchased. During 2001, the Company repurchased approximately $265,000 of common stock under this program.

   Warranty Reimbursement

   During the fourth quarter of 2001, ASV negotiated a warranty reimbursement program with one of its suppliers, whereby the Company will receive product at no cost over a three-year period to compensate for warranty claims incurred during 2001 plus any claims not yet filed. ASV recognized a benefit of $542,600 under this program in the fourth quarter of 2001 as an offset to warranty costs previously incurred during the year.



NOTE M  -  MAJOR CUSTOMERS

   During 2001, the Company had sales to two customers, each of whom accounted for more than 10% of the Company's net sales. One affiliated customer accounted for 18% of sales and one unaffiliated customer accounted for 16% of sales. During 2000 and 1999, no customers accounted for over 10% of net sales. At December 31, 2001, the accounts receivable balance from the affiliated customer was approximately $1,600,000 and the accounts receivable balance from the unaffiliated customer was approximately $706,000.


NOTE N  -  SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

   The following table summarizes quarterly, unaudited financial data for 2001 and 2000.

                                       2001
                     -----------------------------------------
Quarters                1st       2nd        3rd        4th
--------              ------    -------    -------    --------
(Dollars in thousands, except per share data)
Net sales            $12,955    $14,226    $12,053    $10,848
Gross profit           2,207      2,048      2,205      2,597
Net earnings             204         91         93        368
Net earnings per
   common share
     Basic               .02        .01        .01        .04
     Diluted             .02        .01        .01        .04

                                       2000
                     -----------------------------------------
Quarters                1st       2nd        3rd        4th
--------              ------    -------    -------    --------
(Dollars in thousands, except per share data)
Net sales            $11,184    $12,124    $10,533    $10,019
Gross profit           2,533      2,967      1,927      1,638
Net earnings             417        599        220        215
Net earnings per
   common share
     Basic               .04        .06        .02        .02
     Diluted             .04        .06        .02        .02

[GRANT THORNTON LOGO]


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
A.S.V., Inc.

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of A.S.V., Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 22, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE


Board of Directors
A.S.V., Inc.

               In connection with our audit of the consolidated financial statements of A.S.V., Inc. referred to in our report dated February 22, 2002, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 2001, we have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.



                                                 /s/ GRANT THORNTON LLP


Minneapolis, Minnesota
February 22, 2002

                                  A.S.V., INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                 BALANCE              ADDITIONS                                   BALANCE
                                BEGINNING            CHARGED TO                                   END OF
ACCRUED WARRANTIES              OF PERIOD              EXPENSE           DEDUCTIONS (A)           PERIOD
------------------              ---------              -------           --------------           ------
2001                             $450,000            $1,278,816             $1,228,816             $500,000

2000                             $450,000            $  964,947             $  964,947             $450,000

1999                             $400,000            $1,120,587             $1,070,587             $450,000


(A)      Warranty credits issued

                                  EXHIBIT INDEX

EXHIBIT                                                                                 METHOD OF FILING
-------                                                                             -----------------------------

   11             Statement re: Computation of Per Share Earnings                   Filed herewith electronically

   23             Consent of Grant Thornton LLP, independent certified
                  public accountants                                                Filed herewith electronically