Form 10-Q
period 2002-03-31
ASV INC /MN/
filed 2002-05-14
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                  41-1459569
     -----------------------                  --------------------------
  State or other jurisdiction of           I.R.S. Employer Identification No.
  incorporation of organization

          840 LILY LANE
          P.O. BOX 5160
      GRAND RAPIDS, MN 55744                         (218) 327-3434
      ----------------------                 ------------------------------
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
                                                         X  Yes      No
                                                        ---      ---

     As of May 9, 2002, 10,180,659 shares of the registrant's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             MARCH 31,       December 31,
                                                               2002              2001
        ASSETS                                            ---------------   --------------
CURRENT ASSETS
  Cash and cash equivalents........................       $    1,541,151    $    5,221,591
  Short-term investments...........................              935,449           725,249
  Accounts receivable, net.........................           16,233,596        16,828,489
  Inventories......................................           33,451,972        28,614,053
  Prepaid expenses and other.......................            1,707,008         1,756,844
                                                          --------------    --------------
           Total current assets                               53,869,176        53,146,226

Property and equipment, net........................            4,710,344         4,794,578
                                                          --------------    --------------

           Total Assets                                   $   58,579,520    $   57,940,804
                                                          ==============    ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term liabilities.........       $      105,895    $      106,008
  Accounts payable.................................            4,467,317         2,449,144
  Accrued liabilities
    Compensation...................................              248,293           269,919
    Warranty reimbursements........................              758,900           879,900
    Warranties.....................................              500,000           500,000
    Other..........................................              600,992           646,636
  Income taxes payable.............................                 -              505,062
                                                          --------------    --------------
           Total current liabilities                           6,681,397         5,356,669
                                                          --------------    --------------

LONG-TERM LIABILITIES, less current portion........            1,986,541         2,012,652
                                                          --------------    --------------

COMMITMENTS AND CONTINGENCIES......................                 -                -

SHAREHOLDERS' EQUITY
  Capital stock, $.01 par value:
    Preferred stock, 11,250,000 shares authorized;
      no shares outstanding........................                 -                -
    Common stock, 33,750,000 shares authorized;
      shares issued and outstanding - 10,179,819 in 2002
      10,205,306 in 2001...........................              101,798           102,053
  Additional paid-in capital.......................           39,829,135        40,123,200
  Retained earnings................................            9,980,649        10,346,230
                                                          --------------    --------------
                                                              49,911,582        50,571,483
                                                          --------------    --------------

           Total Liabilities and Shareholders' Equity     $   58,579,520    $   57,940,804
                                                          ==============    ==============


See notes to consolidated financial statements.

                                  A.S.V., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,


                                                               2002              2001
                                                          --------------    --------------
Net sales...........................................      $    6,177,828    $   12,954,716

Cost of goods sold..................................           4,753,140        10,747,898
                                                          --------------    --------------

        Gross profit................................           1,424,688         2,206,818

Operating expenses
  Selling, general and administrative...............           1,332,032         1,430,736
  Research and development..........................             674,433           607,499
                                                          --------------    --------------

        Operating income (loss)....................             (581,777)          168,583

Other income (expense)
  Interest expense..................................             (31,147)          (36,825)
  Other, net........................................              66,343           176,212
                                                          --------------    --------------

        Income (loss) before income taxes...........            (546,581)          307,970

Provision for (benefit from) income taxes...........            (181,000)          104,000
                                                          ---------------   --------------

        NET EARNINGS (LOSS).........................      $     (365,581)   $      203,970
                                                          ===============   ==============

Net earnings (loss) per common share:

    Basic...........................................      $         (.04)   $          .02
                                                          ==============    ==============

    Diluted.........................................      $         (.04)   $          .02
                                                          ==============    ==============

Weighted average number of common shares outstanding:

    Basic...........................................          10,194,663        10,209,997
                                                          ==============    ==============

    Diluted.........................................          10,194,663        10,316,369
                                                          ==============    ==============






See notes to consolidated financial statements.

                                  A.S.V., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,


                                                               2002              2001
                                                          --------------    --------------
Cash flows from operating activities:
  Net earnings (loss)..............................       $     (365,581)   $      203,970
  Adjustments to reconcile net earnings (loss) to
    net cash used in operating activities:
      Depreciation.................................              114,916           109,305
      Interest accrued on capital lease obligation.               12,072            12,072
      Deferred income taxes........................               60,000           (20,000)
      Warrant earned...............................                    -            37,800
      Changes in assets and liabilities:
        Accounts receivable........................              594,893        (6,019,521)
        Inventories................................           (4,837,919)         (175,315)
        Prepaid expenses and other.................              (10,164)           23,204
        Accounts payable...........................            2,018,173         2,496,716
        Accrued liabilities........................             (188,270)           98,965
        Income taxes payable.......................             (505,062)           37,763
                                                          ---------------   --------------

         Net cash used in operating activities.....           (3,106,942)       (3,195,041)
                                                          ---------------   --------------

Cash flows from investing activities:
  Purchase of property and equipment...............              (30,682)          (34,228)
  Purchase of short-term investments...............             (935,449)       (2,753,270)
  Redemption of short-term investments.............              725,249                 -
                                                          --------------    --------------

         Net cash used in investing activities.....             (240,882)       (2,787,498)
                                                          ---------------   --------------

Cash flows provided by financing activities:
  Principal payments on long-term liabilities......              (38,296)          (32,217)
  Proceeds from exercise of stock options..........                9,375                 -
  Retirement of common stock.......................             (303,695)                -
                                                          ---------------   --------------

         Net cash used in financing activities.....             (332,616)          (32,217)
                                                          ---------------   --------------

         Net decrease in cash and cash equivalents.           (3,680,440)       (6,014,756)

Cash and cash equivalents at beginning of period...            5,221,591         9,483,861
                                                          --------------    --------------

Cash and cash equivalents at end of period.........       $    1,541,151    $    3,469,105
                                                          ==============    ==============


Supplemental disclosure of cash flow information:

  Cash paid for interest...........................       $       65,973    $       36,889
                                                          ==============    ==============

  Cash paid for income taxes.......................       $      455,881    $       86,237
                                                          ==============    ==============





See notes to consolidated financial statements.

                                  A.S.V., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2002


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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives. SFAS 141 and the nonamortization provisions of SFAS 142 were effective for purchase business combinations completed after June 30, 2001. The remaining provisions of SFAS 142 were effective for the Company beginning January 1, 2002.

        In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets. This statement was effective for the Company beginning January 1, 2002.

        These pronouncements were adopted on January 1, 2002. Their adoption had no effect on the Company.


NOTE 2.  INVENTORIES

        Inventories consist of the following:

                                               MARCH 31,          December 31,
                                                 2002                 2001
                                            --------------       ---------------
        Raw materials, semi-finished and
          work in process inventory         $   17,589,246       $    16,438,019
        Finished goods                          11,469,003             7,723,738
        Used equipment held for resale           4,393,723             4,452,296
                                            --------------       ---------------

                                            $   33,451,972       $    28,614,053
                                            ==============       ===============

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The following discussion and analysis of the Company's financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

RESULTS OF OPERATIONS

        The following table sets forth certain Statements of Operations data as a percentage of net sales:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2002          2001
                                                     ----------    -----------
        Net sales................................      100.0%        100.0%
        Cost of goods sold.......................       76.9          83.0
        Gross profit.............................       23.1          17.0
        Selling, general and administrative......       21.6          11.0
        Research and development.................       10.9           4.7
        Operating income (loss)..................       (9.4)          1.3
        Net earnings (loss)......................       (5.9)          1.6

        Net Sales. For the three months ended March 31, 2002, net sales decreased 52% to approximately $6,178,000 compared with approximately $12,955,000 for the same period in 2001. This decrease was due to several offsetting factors. First, the Company experienced no sales of its undercarriages for use by Caterpillar Inc. (Caterpillar) on its Multi-Terrain Loaders (MTLs) in the first quarter of 2002. The production ramp up issue experienced by Caterpillar at its skid steer facility did not get resolved in the first quarter, which prevented ASV from shipping undercarriages for these products. This issue has now been resolved and MTL undercarriage production has resumed. Second, the Company had no shipments of the private label version of the RCo30 All Surface Loader under its alliance with Polaris Industries Inc., the ASL-300, in the first quarter of 2002. Third, sales of the 4810 Posi-Track decreased in the first quarter of 2002 due in part to the introduction of the first two models of MTLs by Caterpillar in the summer of 2001. Offsetting these decreases were sales related to the introduction of the RCo50 which went into production in the first quarter of 2002.

        Gross Profit. Gross profit for the three months ended March 31, 2002 decreased to approximately $1,425,000, compared with approximately $2,207,000 for the same period in 2001. The gross profit percentage increased from 17.0% in 2001 to 23.1% in 2002. The decrease in gross profit can be attributed to the decreased sales experienced during the first quarter of 2002. The increase in gross profit percentage was due to a shift in the mix of products sold in the first quarter of 2002. As discussed above, the Company had no sales of the private label version of the RCo30 All Surface Loader to Polaris in the first quarter of 2002. The ASL-300 is sold on a cost plus basis, which results in a lower gross profit than the Company typically achieves on its RCo30 product. Also, the Company began production of the RCo50 in March 2002. As the production of the RCo50 is very similar to the RCo30, ASV did not encounter the inefficiencies it has experienced previously with producing a new product. Finally, a lesser number of 2800 series Posi-Tracks were sold in the first quarter of 2002 compared with 2001. Many of the sales of these products in 2001 were made at a discount off standard dealer terms to stimulate sales.

        Selling, General and Administrative. Selling, general and administrative expenses decreased from approximately $1,431,000, or 11.0% of net sales in the first quarter of 2001, to approximately $1,332,000, or 21.6% of net sales in the first quarter of 2002. The decrease in expenses was due primarily to decreased commissions paid to Caterpillar as a result of the change in sales mix experienced during the first quarter of 2002. The Company pays no commission to Caterpillar on the sale of R-Series products. The increase in selling, general and administrative expenses as a percentage of net sales was due to the sales decrease experienced during the first quarter of 2002.

        Research and Development. Research and development expenses increased from approximately $607,000 in the first quarter of 2001 to approximately $674,000 in the first quarter of 2002. The increase was due to the Company's alliance with Caterpillar for the continued development, testing and integration of the undercarriages for the MTL product line. In addition, the Company was developing the newest models in its R-Series product line, the Ro50 and the RCo50, which were introduced in January 2002, with the RCo50 being placed into production in March 2002.

        The Company anticipates research and development expenses will decrease in 2002 as it expects to complete the development of the MTL product line with Caterpillar in late 2002. The Company anticipates its investment in research and development will be approximately $1 million less in fiscal 2002 as compared to fiscal 2001.

        Other Income (Expense). Interest expense decreased from approximately $37,000 for the first quarter of 2001 to approximately $31,000 for the first quarter of 2002. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001. Other income decreased from approximately $176,000 in the first quarter of 2001 to approximately $66,000 for the first quarter of 2002. This decrease was due primarily to lower interest income from decreased short-term investments as the Company used these investments to fund operations in the first quarter of 2002.

        Net Earnings (Loss). For the first quarter of 2002, net loss was approximately $366,000, compared with net earnings of approximately $204,000 for the first quarter of 2001. The decrease was primarily a result of decreased sales, offset in part by an increased gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had working capital of approximately $47,188,000 compared with approximately $47,790,000 at December 31, 2001. While overall working capital remained relatively the same during the quarter, several components changed. First, cash and short-term investments decreased approximately $3,470,000 due primarily to funding operations during the first quarter of 2002. Second, accounts receivable decreased approximately $595,000 due to the decrease in sales during the first quarter of 2002. Third, inventories increased approximately $4,838,000 from December 31, 2001. Raw materials increased due to the start of production of the RCo50 in March of 2002 and expected start of production of the Ro50 in April of 2002. Finished goods increased due to lower than anticipated sales in the first quarter of 2002. In addition, the Company elected to produce the majority of the RCo30s and 2800 series Posi-Tracks it expects to need for 2002 during the first quarter when it could not complete MTL undercarriages. Accounts payable increased approximately $2,018,000 at March 31, 2002 compared with December 31, 2001 due primarily to increased production levels and the reimbursement to Caterpillar for their research and development costs for the MTL project. Income taxes payable decreased approximately $505,000 due to the loss incurred during the first quarter of 2002 and the payment of 2001 taxes in 2002.

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

        The Company has been working closely with this customer to develop a plan for the payment of the amounts owed. In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The amount of the note is $800,000 and is due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. The customer has made payments on a timely basis under this note. Should the customer be successful in raising a minimum of $2.5 million through a private placement offering, the Company has agreed to convert $500,000 of the note balance to shares of convertible preferred stock in the private placement. The Company has also obtained a security interest in the machines that have not yet been sold by the customer. In addition, the customer has agreed to remit payment to the Company for any machines it sells, which the customer has been doing.

        In the fourth quarter of 2001, the Company established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at this customer's locations. The Company believes it may be necessary to remarket a portion of these machines to other customers to accelerate payment to the Company. Through March 31, 2002, no machines have been remarketed.

        On September 24, 2001, the Company announced the implementation of a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last not more than twelve months or until such amount of stock is repurchased. As of May 1, 2002, the Company had repurchased 52,780 shares of its common stock under this buy-back program for an aggregate purchase price of approximately $565,000.

        During 2001 and 2000, the Company provided extended term financing programs, generally not exceeding 180 days, to its customers. This extended term financing program contributed to the increase in the Company's accounts receivable balance in 2001. The Company is not utilizing this type of program in 2002. Instead, the Company has affiliated itself with several finance companies that will be financing the sale of the Company's products. By using these finance companies, the Company will be receiving payment for its products shortly after their shipment. The Company does intend to pay a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, generally ranging from three to twelve months, depending on the amount of down payment made by the customer.

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

(A)     EXHIBITS

     Exhibit
     Number    Description
     --------  -----------
       3.1     Second Restated Articles of Incorporation of the Company (a)

       3.1a    Amendment to Second Restated Articles of Incorporation of the Company filed January
               6, 1997 (d)

       3.1b    Amendment to Second Restated Articles of Incorporation of the Company filed May 4,
               1998 (g)

     Exhibit
     Number    Description
     --------  -----------
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

       10.4    Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (e)

       10.5    Supplemental Development Agreement dated April 18, 1997 between the EDA and the
               Company (e)

       10.6    Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the
               Company (e)

       10.7 *  Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

       10.8    Consulting Agreement between the Company and Leo Partners, Inc. dated December 1, 1996(d)

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

     Exhibit
     Number    Description
     --------  -----------
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

----------------

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

        (B)    REPORTS ON FORM 8-K

        The following current Report on Form 8-K was filed by the Company during the quarter ended March 31, 2002:

        Current Report on Form 8-K dated March 8, 2002 reporting under Item 9. "Regulation FD Disclosure" that on March 8, 2002, ASV issued a press release disclosing its financial results for the three and twelve months ended December 31, 2001. In addition, the press release contained information regarding a conference call held March 8, 2002 during which ASV discussed its financial results for the three and twelve months ended December 31, 2001.




--------------------------------------------------------------------------------


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         A.S.V., INC.


Dated:  May 14, 2002                     By /s/ Gary Lemke
                                            ------------------------------------
                                            Gary Lemke
                                            President


Dated:  May 14, 2002                     By /s/ Thomas R. Karges
                                            ------------------------------------
                                            Thomas R. Karges
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                     METHOD OF FILING
-------                                                                     ----------------
 11          Statement re: Computation of Per Share Earnings           Filed herewith electronically