Form 10-Q
period 2002-06-30
ASV INC /MN/
filed 2002-08-14
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                41-1459569
               ---------                           -------------------
    State or other jurisdiction of          I.R.S. Employer Identification No.
     incorporation of organization


             840 LILY LANE
        GRAND RAPIDS, MN 55744                       (218) 327-3434
        ----------------------                    ----------------------
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

         As of August 5, 2002, 10,178,264 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   JUNE 30,         December 31,
                                                                     2002               2001
                                                                 -----------        -----------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................     $   725,426        $ 5,221,591
   Short-term investments ..................................         935,141            725,249
   Accounts receivable, net ................................      21,249,642         16,828,489
   Inventories .............................................      31,855,453         28,614,053
   Prepaid expenses and other ..............................         930,440          1,756,844
                                                                 -----------        -----------
              Total current assets .........................      55,696,102         53,146,226

PROPERTY AND EQUIPMENT, net ................................       4,685,536          4,794,578
                                                                 -----------        -----------

              Total Assets .................................     $60,381,638        $57,940,804
                                                                 ===========        ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ..........................................     $   455,000        $      --
   Current portion of long-term liabilities ................         106,992            106,008
   Accounts payable ........................................       4,503,802          2,449,144
   Accrued liabilities
     Compensation ..........................................         243,725            269,919
     Warranty reimbursements ...............................         717,900            879,900
     Warranties ............................................         600,000            500,000
     Other .................................................         536,845            646,636
   Income taxes payable ....................................         355,069            505,062
                                                                 -----------        -----------
              Total current liabilities ....................       7,519,333          5,356,669
                                                                 -----------        -----------

LONG-TERM LIABILITIES, less current portion ................       1,959,813          2,012,652
                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES ..............................            --                 --

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ...............................            --                 --
     Common stock, 33,750,000 shares authorized;
       shares issued and outstanding - 10,178,559 in 2002
       10,205,306 in 2001 ..................................         101,786            102,053
   Additional paid-in capital ..............................      39,806,554         40,123,200
   Retained earnings .......................................      10,994,152         10,346,230
                                                                 -----------        -----------
                                                                  50,902,492         50,571,483
                                                                 -----------        -----------

              Total Liabilities and Shareholders' Equity ...     $60,381,638        $57,940,804
                                                                 ===========        ===========


See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                 -------------------------------    -------------------------------
                                                       2002             2001              2002             2001
                                                 -------------    --------------    -------------    --------------
Net sales...................................     $  14,713,936    $   14,226,161    $  20,891,764    $   27,180,877

Cost of goods sold..........................        11,241,963        12,177,934       15,995,103        22,925,832
                                                 -------------    --------------    -------------    --------------

         Gross profit.......................         3,471,973         2,048,227        4,896,661         4,255,045

Operating expenses:
     Selling, general and administrative....         1,252,804         1,442,801        2,584,836         2,873,537
     Research and development...............           708,312           548,757        1,382,745         1,156,256
                                                 -------------    --------------    -------------    --------------
         Operating income...................         1,510,857            56,669          929,080           225,252
Other income (expense)
     Interest expense.......................           (32,550)          (36,913)         (63,697)          (73,738)
     Other, net.............................            46,196           113,018          112,539           289,230
                                                 -------------    --------------    -------------    --------------
         Income before income taxes.........         1,524,503           132,774          977,922           440,744
Provision for income taxes..................           511,000            42,000          330,000           146,000
                                                 -------------    --------------    -------------    --------------
         NET EARNINGS.......................     $   1,013,503    $       90,774    $     647,922    $      294,744
                                                 =============    ==============    =============    ==============

Net earnings per common share

     Basic..................................     $         .10    $          .01    $         .06    $          .03
                                                 =============    ==============    =============    ==============

     Diluted................................     $         .10    $          .01    $         .06    $          .03
                                                 =============    ==============    =============    ==============

Weighted average number of common shares outstanding

     Basic..................................        10,180,519        10,210,857       10,187,591        10,210,427
                                                 =============    ==============    =============    ==============

     Diluted................................        10,296,860        10,337,792       10,245,762        10,327,081
                                                 =============    ==============    =============    ==============



See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            SIX MONTHS ENDED JUNE 30,

                                                                       2002                2001
                                                                   -----------         -----------
Cash flows from operating activities:
   Net earnings ...........................................        $   647,922         $   294,744
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
       Depreciation .......................................            201,509             213,694
       Interest accrued on capital lease obligation .......             24,144              24,144
       Deferred income taxes ..............................            600,000             (50,000)
       Warrant earned .....................................               --                75,600
       Changes in assets and liabilities:
         Accounts receivable ..............................         (4,421,153)         (7,331,669)
         Inventories ......................................         (3,241,400)         (1,596,740)
         Prepaid expenses and other .......................            226,404              49,411
         Accounts payable .................................          2,054,658           3,332,119
         Accrued liabilities ..............................           (197,985)            153,764
         Income taxes payable .............................           (149,993)           (165,237)
                                                                   -----------         -----------

Net cash used in operating activities .....................         (4,255,894)         (5,000,170)
                                                                   -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment .....................            (92,467)           (139,804)
   Purchase of short-term investments .....................           (935,141)         (2,752,943)
   Redemption of short-term investments ...................            725,249           2,237,014
                                                                   -----------         -----------

Net cash used in investing activities .....................           (302,359)           (655,733)
                                                                   -----------         -----------

Cash flows from financing activities:
   Advances on line of credit, net ........................            455,000                --
   Principal payments on long-term liabilities ............            (75,999)            (64,075)
   Proceeds from exercise of stock options, net of costs ..             18,750                (485)
   Retirements of common stock ............................           (335,663)             (1,517)
                                                                   -----------         -----------

Net cash provided by (used in) financing activities .......             62,088             (66,077)
                                                                   -----------         -----------

Net decrease in cash and cash equivalents .................         (4,496,165)         (5,721,980)

Cash and cash equivalents at beginning of period ..........          5,221,591           9,483,861
                                                                   -----------         -----------

Cash and cash equivalents at end of period ................        $   725,426         $ 3,761,881
                                                                   ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest .................................        $   122,701         $   103,342
   Cash paid for income taxes .............................            479,993             361,237


See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited, consolidated financial statements follows:

REVENUE RECOGNITION
         The Company generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonable assured. The Company considers delivery to have occurred at the time of shipment.

WARRANTIES
         Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

RESEARCH AND DEVELOPMENT
         All research and development costs are expensed as incurred.

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

NOTE 2.    INVENTORIES

         Inventories consist of the following:

                                                          JUNE 30,                December 31,
                                                            2002                      2001
                                                     ------------------         -----------------
         Raw materials, semi-finished and
           work in process inventory                 $       16,344,407         $      16,438,019
         Finished goods                                      10,606,832                 7,723,738
         Used equipment held for resale                       4,904,214                 4,452,296
                                                     ------------------         -----------------

                                                     $       31,855,453         $      28,614,053
                                                     ==================         =================

NOTE 3.  LINE OF CREDIT

         During the second quarter of 2002, the Company amended its $10 million line of credit agreement with its primary bank. The amended line of credit provides for an expiration date of the earlier of demand or June 1, 2003. The amended line of credit requires, among other items, certain levels of tangible net worth be maintained at the end of each calendar quarter. All other major terms and conditions remained the same. As of June 30, 2002, the Company was in compliance with all requirements of the line of credit agreement.

                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of the Company's financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount of expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

         The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                     2002          2001          2002          2001
                                                  ---------     ----------    ----------   ----------
         Net sales ............................     100.0%        100.0%        100.0%        100.0%
         Gross profit .........................      23.6          14.4          23.4          15.7
         Selling, general and administrative ..       8.5          10.1          12.4          10.6
         Research and development .............       4.8           3.9           6.6           4.3
         Operating income .....................      10.3            .4           4.4            .8
         Net earnings .........................       6.9            .6           3.1           1.1


FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

         Net Sales. Net sales for the three months ended June 30, 2002 increased 3.4% to approximately $14,714,000, compared with approximately $14,226,000 for the same period in 2001. The increase in sales was due to a change in the mix of machines sold. First, the second quarter of 2002 was the first full quarter of sales of the Company's RC-50 product. In addition, the companion product to the RC-50, the R-50, began sales during the second quarter of 2002. These two products accounted for approximately 42% of the Company's unit sales in the second quarter of 2002. Also during the second quarter of 2002, the Company resumed shipment of undercarriages to Caterpillar Inc. (Caterpillar) for the jointly developed Multi-Terrain Loader (MTL) product line manufactured by Caterpillar. Included in MTL undercarriage sales for the second quarter of 2002 were undercarriages that were not shipped in the first quarter of 2002 due to production issues experienced by Caterpillar. In addition, the Company experienced increased parts sales during the second quarter of 2002 as the number of machines in the field continues to increase. Offsetting these increases were decreases in the sale of the Company's model 4810 Posi-Track and private label version of the RCo30 product, the ASL-300, to Polaris Industries Inc. (Polaris) and returns from one of its dealers. The Company believes the decrease in 4810 sales was attributable to the overall softening of the construction equipment market and the introduction of the first two models in the MTL product line. The Company had no ASL-300 sales under its alliance with Polaris during 2002. The Company does not expect to ship any ASL-300 machines to Polaris in 2002. Finally, the Company recorded sales returns of approximately $1,058,000 in the second quarter of 2002. These returns relate to product sold in prior periods which were returned to ASV from one of its dealers in 2002. The Company does not anticipate further product returns from this dealer. The Company does not generally allow returns of its products, but may do so to satisfy outstanding amounts owed.

         Gross Profit. Gross profit for the three months ended June 30, 2002 increased to approximately $3,472,000, or 23.6% of net sales, from approximately $2,048,000, or 14.4% of net sales, for the same period in 2001. The gross profit and gross profit percentage for the second quarter of 2002 increased due to increased sales as well a change in the product mix. First, the Company experienced increased sales of higher margin products such as the RC-50, the R-50, MTL undercarriages and parts during the second quarter of 2002. Second, the Company had no ASL-300 sales to Polaris during the second quarter of 2002. This product accounted for approximately 45% of unit sales for the second quarter of 2001 and was sold on a cost plus basis, which carries a lower gross profit than an ASV RC-30. Offsetting these increases were fewer sales of its higher margin 4810 Posi-Track in 2002 compared with 2001 as discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $1,443,000, or 10.1% of net sales, in the second quarter of 2001, to approximately $1,253,000, or 8.5% of net sales, in the second quarter of 2002. The decreases were due primarily to the reversal of a portion of a remarketing reserve during the second quarter of 2002. The Company had previously established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to Company. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to have certain of these machines returned to ASV for use in its new rental program which began in the second quarter. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $148,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $148,000. The remaining decrease in selling, general and administrative expenses was primarily due to decreased commissions paid to Caterpillar from the change in sales mix experienced in 2002. ASV pays no commission to Caterpillar on the sale of any MTL undercarriages or any product in the R-Series product line.

         Research and Development Expenses. Research and development expenses increased from approximately $549,000 in the second quarter of 2001 to approximately $708,000 in the second quarter of 2002. The increase was due to the Company's alliance with Caterpillar for the continued development, testing and integration of the undercarriages for the MTL product line. In addition, the Company continues to work on extensions of the Company's current product lines and improvements of existing products.

         The Company anticipates research and development expenses will decrease by approximately $500,000 in fiscal 2002 compared with fiscal 2001 as it expects to complete the development of the MTL product line with Caterpillar in late 2002.

         Other Income (Expense). Interest expense decreased from approximately $37,000 for the second quarter of 2001 to approximately $33,000 for the second quarter of 2002. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001. Other income decreased from approximately $113,000 in the second quarter of 2001 to approximately $46,000 for the second quarter of 2002. This decrease was due primarily to lower interest income from decreased short-term investments as the Company used these investments to fund operations in 2002.

         Net Earnings. Net earnings for the second quarter of 2002 were approximately $1,014,000, compared with approximately $91,000 for the second quarter of 2001. The increase was primarily a result of increased sales with increased gross profit percentage and decreased selling, general and administrative expenses, offset in part by increased research and development expenses and decreased non-operating income.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

         Net Sales. Net sales for the six months ended June 30, 2002 decreased 23.1%, to approximately $20,892,000 compared with approximately $27,181,000 for the same period in 2001. This decrease was the result of a shift in product sales mix in 2002. First, the Company had no sales of the ASL-300 under its alliance with Polaris during 2002. These machines accounted for approximately 38% of ASV's unit sales for the six months ended June 30, 2001. Second, sales of the Company's RC-30 All Surface Loader decreased in 2002, due in part to the introduction and popularity of the RC-50. Third, the Company experienced decreased sales of its model 4810 Posi-Track in 2002. The Company believes this decrease was attributable to the overall softening of the construction equipment market and the introduction of the MTL products. Offsetting these decreases were increases in 2002 in sales of the Company's shipment of MTL undercarriages to Caterpillar, the RC-50 and R-50 and parts.

         Gross Profit. Gross profit for the six months ended June 30, 2002 was approximately $4,897,000, or 23.4% of net sales, compared with approximately $4,255,000, or 15.7% of net sales, for the six months ended June 30, 2001. The reasons for the increased gross profit and gross profit percentage for the six month period ended June 30, 2002 were due to the change in mix of machines sold as described more fully above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $2,874,000, or 10.6% of net sales, for the six months ended June 30, 2001, to approximately $2,585,000, or 12.4% of net sales, for the six months ended June 30, 2002. This decrease in expenses was due primarily to two factors. First, the reduction of the Company's previously established sales return reserve as discussed above caused selling general and administrative expenses to decrease approximately $148,000 in 2002. Second, the Company had decreased commissions to Caterpillar of approximately $152,000 as a result of the change in sales mix experienced during the first half of 2002. The Company pays no commission to Caterpillar on the sale of any MTL undercarriages or any R-Series product.

         Research and Development Expenses. Research and development expenses increased from approximately $1,156,000 for the six months ended June 30, 2001 to approximately $1,383,000 for the six months ended June 30, 2002. The increase was due to the Company's alliance with Caterpillar for the continued development and testing of undercarriages for the MTL product line, as well as work on extensions of ASV's product line and improvements to its existing machines.

         Other Income (Expense). Interest expense decreased from approximately $74,000 for the first six months of 2001 to approximately $64,000 for the first six months of 2002. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001. Other income decreased to approximately $113,000 in the first six months of 2002 from approximately $289,000 for the first six months of 2001. This decrease was due primarily to lower interest income from decreased short-term investments as the Company used these investments to fund operations in 2002.

         Net Earnings. Net earnings for the six months ended June 30, 2002 increased to approximately $648,000 from approximately $295,000 for the six months ended June 30, 2001. The increase was primarily a result of increased gross profit percentage and decreased selling, general and administrative expenses, offset in part by increased research and development expenses and decreased non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had working capital of approximately $48,177,000 compared with approximately $47,790,000 at December 31, 2001. While overall working capital remained relatively the same during the period, several components changed. First, cash and short-term investments decreased approximately $4,286,000 due primarily to funding operations during the first six months of 2002. Second, accounts receivable increased approximately $4,421,000 as more than half of the sales for the second quarter of 2002 occurred during the final month of the quarter. Third, inventories increased approximately $3,241,000 from December 31, 2001. Included in this increase is an increase in finished goods of approximately $2,883,000 due to lower than anticipated sales in the first quarter of 2002. In addition, the Company elected to produce the majority of the RCo30s and 2800 series Posi-Tracks it expects to need for 2002 during the first quarter when it could not complete MTL undercarriages. Also included in the overall inventory increase was an increase in used equipment of approximately $452,000. This increase was due primarily to the machines returned to ASV in the second quarter of 2002 as previously discussed. Accounts payable increased approximately $2,055,000 at June 30, 2002 compared with December 31, 2001 due primarily to increased production levels and the reimbursement to Caterpillar for their research and development costs for the MTL project. The Company also had outstanding advances of $455,000 on its line of credit at June 30, 2002. These advances were paid in full during July 2002.

         In October 2000, the Company and Caterpillar Inc. (Caterpillar) entered into an alliance agreement pursuant to which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTL). The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The machines are expected to complement existing models in both ASV's and Caterpillar's current product lines. They are being sold through the Caterpillar dealer network.

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

         In the fourth quarter of 2001, the Company established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at this customer's locations. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to utilize these machines in its new rental program which began in the second quarter. Under this rental program, machines are being placed at rental facilities within Minnesota, with ASV receiving a share of the rental proceeds. If the rental facility wishes to purchase the machine, all rental proceeds previously paid to ASV during the initial 90-day period are applied to the purchase price of the machine.

         On September 24, 2001, the Company announced the implementation of a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last not more than twelve months or until such amount of stock is repurchased. As of August 5, 2002, the Company had repurchased 57,480 shares of its common stock under this buy-back program at an aggregate purchase price of approximately $614,000.

         During 2001 and 2000, the Company provided extended term financing programs, generally not exceeding 180 days, to its customers. This extended term financing program contributed to the increase in the Company's accounts receivable balance in 2001. The Company is not utilizing this type of program in 2002. Instead, the Company has affiliated itself with several finance companies that will be financing the sale of the Company's products. By using these finance companies, the Company will be receiving payment for its products shortly after their shipment. The Company pays a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, generally ranging from three to twelve months, depending on the amount of down payment made by the customer. The Company is also providing twelve month terms for one machine to be used for demonstration purposes for each qualifying dealer.

         The Company believes this change in how the Company expects to receive payment for the sale of its products, its existing cash and marketable securities, together with its available, unused $10 million credit line, will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of A.S.V., Inc. was held on May 31, 2002. Matters submitted at the meeting for vote by the shareholders were as follows:

                  (a)      Election of Directors.

                           The following directors were elected at the Annual Meeting, each with the following votes:

                                                                       For                         Against
                                                                       ---                         -------
                                    Gary D. Lemke                   9,289,409                       74,129
                                    Edgar E. Hetteen                9,289,409                       74,129
                                    Jerome T. Miner                 9,349,800                       13,738
                                    Leland T. Lynch                 9,353,020                       10,518
                                    James H. Dahl                   9,352,605                       10,933
                                    R. E. "Teddy" Turner, IV        9,340,643                       22,895
                                    Richard A. Benson               9,284,759                       78,779
                                    Robert R. Macier                9,283,959                       78,579

                  (b) Ratification of Appointment of Independent Public Accountants.

                           Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2002, with a vote of 9,358,420 votes for, 2,393 votes against and 2,725 shares abstaining.

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

         10.14 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

         10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

         10.16** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

         10.17** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

         10.18 Fifth Amendment to Credit Agreement dated June 1, 20021 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

         10.19 Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company

         11       Statement re: Computation of Per Share Earnings

         22       List of Subsidiaries (a)

         99.1     Risk Factors

         99.2     Certification of the Chief Executive Officer

         99.3     Certification of the Chief Financial Officer

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

         (b)      REPORTS ON FORM 8-K

         The following current Report on Form 8-K was filed by the Company during the quarter ended June 30, 2002:

         Current Report on Form 8-K dated April 25, 2002 reporting under Item 9. "Regulation FD Disclosure" that on April 25, 2002, ASV issued a press release disclosing its financial results for the three months ended March 31, 2002. In addition, the press release contained information regarding a conference call held April 25, 2002 during which ASV discussed its financial results for the three months ended March 31, 2002 and its outlook for the year ending December 31, 2002.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      A.S.V., INC.


Dated:  August 14, 2002               By /s/ Gary Lemke
                                      --------------------------------------
                                         Gary Lemke
                                         President


Dated:  August 14, 2002               By /s/ Thomas R. Karges
                                      --------------------------------------
                                         Thomas R. Karges
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                   METHOD OF FILING
-------                                                                                   ----------------
   10.19      Sixth Amendment to Credit Agreement...............................  Filed herewith electronically

   11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

   99.1       Risk Factors......................................................  Filed herewith electronically

   99.2       Certification of the Chief Executive Officer......................  Filed herewith electronically

   99.3       Certification of the Chief Financial Officer......................  Filed herewith electronically
