Form 10-Q
period 2002-09-30
ASV INC /MN/
filed 2002-11-14
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

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


            840 LILY LANE
       GRAND RAPIDS, MN 55744                            (218) 327-3434
--------------------------------------            -----------------------------
Address of principal executive offices            Registrant's telephone number


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

         As of November 4, 2002, 10,111,737 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                SEPTEMBER 30,    December 31,
                                                                    2002             2001
                                                               ---------------  ---------------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ................................  $       713,536  $     5,221,591
   Short-term investments ...................................          934,833          725,249
   Accounts receivable, net .................................       18,123,195       16,828,489
   Inventories ..............................................       34,961,445       28,614,053
   Prepaid expenses and other ...............................          762,119        1,756,844
                                                               ---------------  ---------------
              Total current assets ..........................       55,495,128       53,146,226

PROPERTY AND EQUIPMENT, net .................................        4,763,237        4,794,578
                                                               ---------------  ---------------

              Total Assets ..................................  $    60,258,365  $    57,940,804
                                                               ===============  ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ...........................................  $       440,000  $            --
   Current portion of long-term liabilities .................          108,346          106,008
   Accounts payable .........................................        4,172,664        2,449,144
   Accrued liabilities
     Compensation ...........................................          242,679          269,919
     Warranty reimbursements ................................          717,900          879,900
     Warranties .............................................          600,000          500,000
     Other ..................................................          507,346          646,636
   Income taxes payable .....................................          244,993          505,062
                                                               ---------------  ---------------
              Total current liabilities .....................        7,033,928        5,356,669
                                                               ---------------  ---------------

LONG-TERM LIABILITIES, less current portion .................        1,932,582        2,012,652
                                                               ---------------  ---------------

COMMITMENTS AND CONTINGENCIES ...............................               --               --

SHAREHOLDERS' EQUITY
  Capital stock, $.01 par value:
    Preferred stock, 11,250,000 shares authorized;
      no shares outstanding ................................                --               --
    Common stock, 33,750,000 shares authorized;
      shares issued and outstanding - 10,170,964 in 2002
      10,205,306 in 2001 ...................................           101,710          102,053
  Additional paid-in capital ...............................        39,669,383       40,123,200
  Retained earnings ........................................        11,520,762       10,346,230
                                                               ---------------  ---------------
                                                                    51,291,855       50,571,483
                                                               ---------------  ---------------

              Total Liabilities and Shareholders' Equity ....  $    60,258,365  $    57,940,804
                                                               ===============  ===============


See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                         ---------------------------   ---------------------------
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------
Net sales .............................................  $ 11,474,655   $ 12,052,998   $ 32,366,419   $ 39,233,875

Cost of goods sold ....................................     9,352,291      9,848,404     25,347,394     32,774,236
                                                         ------------   ------------   ------------   ------------

         Gross profit .................................     2,122,364      2,204,594      7,019,025      6,459,639

Operating expenses:
     Selling, general and administrative ..............     1,120,999      1,429,160      3,705,835      4,302,697
     Research and development .........................       248,663        794,049      1,631,408      1,950,305
                                                         ------------   ------------   ------------   ------------

         Operating income (loss) ......................       752,702        (18,615)     1,681,782        206,637

Other income (expense)
     Interest expense .................................       (31,536)       (37,004)       (95,233)      (110,742)
      Other, net ......................................        60,444        119,501        172,983        408,731
                                                         ------------   ------------   ------------   ------------

         Income before income taxes ...................       781,610         63,882      1,759,532        504,626

Provision for (benefit from) income taxes .............       255,000        (29,000)       585,000        117,000
                                                         ------------   ------------   ------------   ------------

     NET EARNINGS .....................................  $    526,610   $     92,882   $  1,174,532   $    387,626
                                                         ============   ============   ============   ============

Net earnings per common share

     Basic ............................................  $        .05   $        .01   $        .12   $        .04
                                                         ============   ============   ============   ============

     Diluted ..........................................  $        .05   $        .01   $        .11   $        .04
                                                         ============   ============   ============   ============

Weighted average number of common shares outstanding

     Basic ............................................    10,176,714     10,224,760     10,183,965     10,215,205
                                                         ============   ============   ============   ============

     Diluted ..........................................    10,253,347     10,445,298     10,248,290     10,366,486
                                                         ============   ============   ============   ============



See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                2002          2001
                                                             -----------   -----------
Cash flows from operating activities:
   Net earnings ...........................................  $ 1,174,532   $   387,626
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
       Depreciation .......................................      316,424       322,799
       Deferred income taxes ..............................      590,000       (65,000)
       Tax benefit from exercise of stock options .........           --        55,000
       Warrant earned .....................................           --       113,400
       Changes in assets and liabilities:
         Accounts receivable ..............................   (1,294,706)   (6,325,528)
         Inventories ......................................   (6,347,392)   (2,430,421)
         Prepaid expenses and other .......................      404,725        96,169
         Accounts payable .................................    1,723,520     1,530,747
         Accrued liabilities ..............................     (228,530)      243,247
         Income taxes payable .............................     (260,069)     (197,021)
                                                             -----------   -----------

Net cash used in operating activities .....................   (3,921,496)   (6,268,982)
                                                             -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment .....................     (285,083)     (393,095)
   Purchase of short-term investments .....................     (934,833)   (2,752,943)
   Redemption of short-term investments ...................      725,249     3,211,705
                                                             -----------   -----------

Net cash provided by (used in) investing activities .......     (494,667)       65,667
                                                             -----------   -----------

Cash flows from financing activities:
   Advances on line of credit, net ........................      440,000            --
   Principal payments on long-term liabilities ............      (77,732)      (59,902)
   Proceeds from exercise of stock options, net of costs ..       47,130       126,717
   Retirements of common stock ............................     (501,290)       (2,961)
                                                             -----------   -----------

Net cash provided by (used in) financing activities .......      (91,892)       63,854
                                                             -----------   -----------

Net decrease in cash and cash equivalents .................   (4,508,055)   (6,139,461)

Cash and cash equivalents at beginning of period ..........    5,221,591     9,483,861
                                                             -----------   -----------

Cash and cash equivalents at end of period ................  $   713,536   $ 3,344,400
                                                             ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest .................................  $   154,850   $   215,307
   Cash paid for income taxes .............................      845,069       361,601




See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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

NOTE 2.    INVENTORIES

         Inventories consist of the following:

                                                        SEPTEMBER 30,             December 31,
                                                            2002                      2001
                                                     ------------------         -----------------
         Raw materials, semi-finished and
           work in process inventory                 $       18,782,027         $      16,438,019
         Finished goods                                      11,550,990                 7,723,738
         Used equipment held for resale                       4,628,428                 4,452,296
                                                     ------------------         -----------------

                                                     $       34,961,445         $      28,614,053
                                                     ==================         =================

NOTE 3.  LINE OF CREDIT

         During October 2002, the Company amended its $10 million line of credit agreement with its primary bank. The amended portion of the line of credit reduces the level of tangible net worth the Company must maintain at the end of each calendar quarter to provide for an increased level of repurchases under the Company's stock repurchase plan adopted in October 2002. All other terms and conditions of the line of credit remain the same. As of September 30, 2002, the Company was in compliance with all requirements of the line of credit agreement.

NOTE 4.  RECENTLY PASSED LEGISLATION

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the Act), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possible procedures will be required of the Company. The Company does not expect any material adverse effect as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies many of which have yet to be issued.

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

RESULTS OF OPERATIONS

         The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                   2002      2001                   2002         2001
                                                ---------- ----------            ----------   ----------
         Net sales..........................      100.0%     100.0%                100.0%      100.0%
         Gross profit.......................       18.5       18.3                  21.7        16.5
         Selling, general and administrative        9.8       11.9                  11.4        11.0
         Research and development...........        2.2        6.6                   5.0         5.0
         Operating income (loss)............        6.6        (.2)                  5.2          .5
         Net earnings.......................        4.6         .8                   3.6         1.0

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

         Net Sales. Net sales for the three months ended September 30, 2002 decreased 4.8% to approximately $11,475,000, compared with approximately $12,053,000 for the same period in 2001. The decrease in sales was due to a change in the mix of products sold during the third quarter of 2002. First, the Company had reduced shipments of certain undercarriages to Caterpillar Inc. (Caterpillar) for the jointly developed Multi-Terrain Loader (MTL) product line manufactured by Caterpillar. The reduced shipments were a result of a production issue experienced by Caterpillar unrelated to ASV's undercarriages. Caterpillar believes this issue has now been resolved and limited production of the affected models is expected to resume in the fourth quarter of 2002, with full production expected in the first quarter of 2003. Second, the Company had no sales of the private label version of its RCo30 product, the ASL-300, to Polaris Industries Inc. (Polaris) during the third quarter of 2002. ASL-300 sales accounted for approximately $1.8 million in the third quarter of 2001. The Company does not anticipate any ASL-300 sales to Polaris for the remainder of 2002. Third, the Company experienced decreased sales of its ASV branded products during the third quarter of 2002. The Company believes these decreased sales were due to an overall softening in the construction equipment market and the introduction of two additional models in the MTL product line in the third quarter of 2002. Offsetting these decreases were increased undercarriage shipments to Caterpillar for the MTL models that were introduced during the third quarter of 2002. In addition, the Company experienced increased parts sales during the third quarter of 2002 as the number of machines in the field continues to increase.

         Gross Profit. Gross profit for the three months ended September 30, 2002 was approximately $2,122,000, or 18.5% of net sales, compared to approximately $2,205,000, or 18.3% of net sales, for the same period in 2001. The slight increase in gross profit percentage for the third quarter of 2002 was due primarily to no sales of the ASL-300 product to Polaris during the third quarter of 2002. The ASL-300 was sold on a cost plus basis which was lower than the gross profit on an RCo30.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $1,429,000, or 11.9% of net sales, in the third quarter of 2001, to approximately $1,121,000, or 9.8% of net sales, in the third quarter of 2002. The decreases were due primarily to decreased marketing costs including decreased commissions paid to Caterpillar from the change in sales mix experienced in 2002. ASV pays no commission to Caterpillar on the sale of any MTL undercarriages or any product in the R-Series product line.

         Research and Development Expenses. Research and development expenses decreased from approximately $794,000 in the third quarter of 2001 to approximately $249,000 in the third quarter of 2002. The decrease was a result of the Company nearing the completion of the development of undercarriages for Caterpillar's MTL product line in 2002.

         The Company anticipates research and development expenses will return to its historical level of approximately 1% of net sales in 2003.

         Other Income (Expense). Interest expense decreased from approximately $37,000 for the third quarter of 2001 to approximately $32,000 for the third quarter of 2002. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001. Other income decreased approximately $59,000 in the third quarter of 2002 due to lower interest income from decreased short-term investments as the Company used these investments to fund operations in 2002.

         Net Earnings. Net earnings for the third quarter of 2002 were approximately $527,000, compared with approximately $93,000 for the third quarter of 2001. The increase was primarily a result of increased gross profit percentage on slightly lower sales and decreased operating expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

         Net Sales. Net sales for the nine months ended September 30, 2002 decreased 17.5%, to approximately $32,366,000 compared with approximately $39,234,000 for the same period in 2001. This decrease was the result of a shift in product sales mix in 2002. First, the Company had no sales of the ASL-300 under its alliance with Polaris during 2002. These machines accounted for approximately 34% of ASV's unit sales for the nine months ended September 30, 2001. Second, sales of the Company's RCo30 All Surface Loader decreased in 2002, due in part to the introduction of the RCo50 in the first quarter of 2002. Third, the Company experienced decreased sales of its model 4810 Posi-Track in 2002. The Company believes this decrease was attributable to the overall softening of the construction equipment market and the introduction of the MTL products. Offsetting these decreases were increases in 2002 in sales of the Company's shipment of MTL undercarriages to Caterpillar, the RCo50 and parts.

         Gross Profit. Gross profit for the nine months ended September 30, 2002 was approximately $7,019,000, or 21.7% of net sales, compared with approximately $6,460,000, or 16.5% of net sales, for the nine months ended September 30, 2001. The reasons for the increased gross profit and gross profit percentage for the nine month period ended September 30, 2002 were due to the change in mix of machines sold as described more fully above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from approximately $4,303,000, or 11.0% of net sales, for the nine months ended September 30, 2001, to approximately $3,706,000, or 11.4% of net sales, for the nine months ended September 30, 2002. This decrease in expenses was due primarily to two factors. First, the Company had decreased commissions to Caterpillar of approximately $225,000 as a result of the change in sales mix experienced during the first nine months of 2002. The Company pays no commission to Caterpillar on the sale of any MTL undercarriages or any R-Series product. Second, the reduction of the Company's previously established sales return reserve caused selling general and administrative expenses to decrease approximately $148,000 in 2002. The Company had previously established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to the Company. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to have certain of these machines returned to ASV for use in its rental program which began in the second quarter of 2002. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $148,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $148,000 during the second quarter of 2002.

         Research and Development Expenses. Research and development expenses decreased from approximately $1,950,000 for the nine months ended September 30, 2001 to approximately $1,631,000 for the nine months ended September 30, 2002. The decrease was due to the Company nearing the completion of the development of undercarriages for Caterpillar's MTL product line in 2002.

         Other Income (Expense). Interest expense decreased from approximately $111,000 for the first nine months of 2001 to approximately $95,000 for the first nine months of 2002. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001. Other income decreased to approximately $173,000 in the first nine months of 2002 from approximately $409,000 for the first nine months of 2001. This decrease was due primarily to lower interest income from decreased short-term investments as the Company used these investments to fund operations in 2002.

         Net Earnings. Net earnings for the nine months ended September 30, 2002 increased to approximately $1,175,000 from approximately $388,000 for the nine months ended September 30, 2001. The increase was primarily a result of increased gross profit percentage on decreased sales along with decreased operating expenses, offset in part by decreased non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had working capital of approximately $48,461,000 compared with approximately $47,790,000 at December 31, 2001. While overall working capital remained relatively the same during the period, several components changed. First, cash and short-term investments decreased approximately $4,298,000 due primarily to funding operations during the first nine months of 2002. Second, accounts receivable increased approximately $1,295,000 as 46% of the sales for the third quarter of 2002 occurred during the final month of the quarter. Third, inventories increased approximately $6,347,000 from December 31, 2001. Included in this increase is an increase in finished goods of approximately $3,827,000 due to lower than anticipated sales in the first and third quarter of 2002. In addition, the Company elected to produce the majority of the RCo30s and 2800 series Posi-Tracks it expects to need for 2002 when it could not complete MTL undercarriages during the first quarter. Raw materials also increased approximately $2,344,000 at September 30, 2002 compared with December 31, 2001 due to the lower than expected sales and related production levels. Accounts payable increased approximately $1,724,000 at September 30, 2002 compared with December 31, 2001 due primarily to increased raw material levels. The Company also had outstanding advances of $440,000 on its line of credit at September 30, 2002. These advances were paid in full on October 1, 2002.

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

         In September 2002, the Company's stock buy-back program expired. Under that program, the Company repurchased 71,780 shares of its common stock at an aggregate purchase price of approximately $753,000.

         On October 7, 2002, the Company announced the implementation of a new stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last to October 7, 2003 or until such amount of stock is repurchased. As of November 4, 2002, the Company had repurchased 59,900 shares of its common stock under this new buy-back program at an aggregate purchase price of approximately $534,000.

         In October 2002, the Company began a new program to market directly to rental facilities. Under this new program, ASV identifies rental facilities that will lease ASV machines from an independent finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and receives payment from the finance company at that time. ASV provides the rental facility a 90-day period during which any rental income generated is split between the rental facility and ASV. After the 90-day period has expired, the rental facility has the option of terminating the lease, in which case ASV is responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elects to continue the lease, ASV will refund any rental payments received during the 90-day period. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines, ASV has guaranteed a residual value equal to approximately 25% of the original selling price.

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

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q regarding ASV's plans to jointly develop and manufacture rubber-tracked machines with Caterpillar, including the number of models to be developed, the timing of their planned introduction, ASV's future product mix and ASV's future profitability and expense levels are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Polaris and Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to the Current Report on Form 10-Q for the period ended June 30, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

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

        10.15 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

        10.16** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

        10.17** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

        10.18 Fifth Amendment to Credit Agreement dated June 1, 20021 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

        10.19 Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (q)

        10.20 Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company

        11        Statement re: Computation of Per Share Earnings

        22        List of Subsidiaries (a)

        99.1      Risk Factors (q)

        99.2      Certification of the Chief Executive Officer

        99.3      Certification of the Chief Financial Officer

                  --------------------------------

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

                  (q) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-25620) filed electronically August 14, 2002.

                  * Indicates management contract or compensation plan or arrangement.

                  ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

         (b)      REPORTS ON FORM 8-K

         The following current Report on Form 8-K was filed by the Company during the quarter ended September 30, 2002:

         Current Report on Form 8-K dated July 25, 2002 reporting under Item 9. "Regulation FD Disclosure" that on July 25, 2002, ASV issued a press release disclosing its financial results for the three and six months ended June 30, 2002. In addition, the press release contained information regarding a conference call held July 25, 2002 during which ASV discussed its financial results for the three and six months ended June 30, 2002 and its outlook for the year ending December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 A.S.V., INC.


Dated:  November 14, 2002        By /s/ Gary Lemke
                                    --------------------------------------------
                                    Gary Lemke
                                    President


Dated:  November 14, 2002        By /s/ Thomas R. Karges
                                    --------------------------------------------
                                    Thomas R. Karges
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                 CERTIFICATIONS

I, Gary Lemke, President of A.S.V., Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of A.S.V., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                         /s/ Gary Lemke
         ------------------                        ----------------------------
                                                   President

I, Thomas R. Karges, Chief Financial Officer of A.S.V., Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of A.S.V., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                       /s/ Thomas R. Karges
         ------------------                      ------------------------------
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                                   METHOD OF FILING
-------                                                                                   ----------------
   10.20      Seventh Amendment to Credit Agreement.............................  Filed herewith electronically

   11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

   99.1       Certification of the Chief Executive Officer......................  Filed herewith electronically

   99.2       Certification of the Chief Financial Officer......................  Filed herewith electronically