Form 10-K
period 2002-12-31
ASV INC /MN/
filed 2003-03-28
CIK 926763

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission file number: 0-25620

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [X] Yes [ ] No

         Based on the closing sale price at June 28, 2002 of $11.92, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $80,152,500.

         As of March 14, 2003, 10,063,901 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

    Portions of the registrant's Proxy Statement for its May 30, 2003 Annual Meeting, which will be filed by April 30, 2003, are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as "ASV" or the "Company."

         ASV designs, manufactures and sells track-driven all-season vehicles. The Company has three principal product lines, the Posi-Track(TM) product line, the R-Series product line and the Multi-Terrain Loader, or MTL undercarriage product line. All of these product lines use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. The Company's products are versatile machines used in the construction, agricultural, landscaping, trail grooming and maintenance, vineyard, military, wildlife management and other markets.

         The Company has the following models in its Posi-Track product line: the MD-70, the 2800 series, the HD 4500 series and the 4810. The Company has six models in its R-Series product line, the RC-30(TM), the R-50(TM), the RC-50(TM), the RC-30 Turf Edition, the RC-50 Turf Edition and the RC-100. The Company manufactures undercarriages for use by Caterpillar Inc. (Caterpillar) on its MTL product line. The Company also private label manufactures its RC-30 product for Polaris Industries Inc. (Polaris).

         The Company has also produced two models of machines primarily for over-the-snow applications, the Track Truck(R) and the Posi-Track DX 4530.

         Track Truck is a registered trademark, and Posi-Track, RC-30, R-50, RC-50, Maximum Traction Support System, Posi-Turn and Snow Saver are trademarks, of ASV, Inc. This Annual Report also contains trademarks of other companies.

CURRENT YEAR DEVELOPMENTS

         Agreement with Caterpillar

         In October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which includes five new models, features Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System(TM) rubber track undercarriage. The machines complement existing models in both ASV's and Caterpillar's current product lines. They are being sold through the Caterpillar dealer network. The Company began manufacturing the undercarriage for use on two of the MTLs in the second quarter of 2001. The Company began manufacturing the undercarriage for use on two additional MTLs in the second quarter of 2002, with production of the undercarriage for the last MTL model started in the first quarter of 2003.

         Stock Repurchase Plan

         In September 2001, the Company authorized a stock buy-back program under which ASV may repurchase up to $5 million of its common stock in the open market. Under this program, which expired in September 2002, the Company repurchased 71,780 shares of its own common stock at an aggregate purchase price of approximately $756,000.

         In October 2002, the Company authorized a new stock buy-back program under which ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last not more than twelve months or until such amount of common stock is repurchased. As of March 14, 2003, the Company had repurchased 110,700 shares of its common stock under this new buy-back program at an aggregate purchase price of approximately $1,004,000. The Company intends to continue actively repurchasing our shares as conditions permit.

         Rental Marketing Emphasis

         In October 2002, the Company began an emphasis to market its RC-30 and RC-50 All Surface Loader models to the rental market. In its marketing, the Company identifies rental facilities that have a desire to rent these products. The Company has partnered with an unaffiliated finance company to provide lease financing to the rental facilities.

         New Models

         In January 2003, the Company introduced two new models in its R-Series product line, the RC-30 Turf Edition and the RC-50 Turf Edition. The R-Series Turf Edition products have smooth, green, rubber tracks that allow the equipment to leave grass virtually untouched, while also providing excellent traction for digging and grading. ASV expects the Turf Edition products to be available in the second quarter of 2003.

         In January 2003, the Company introduced a new model in its R-Series product line, the RC-100. The RC-100 is the largest model in the R-Series product line, with more features and power than any other R-Series product. The Company began production of the RC-100 in March 2003.

         Agreement with Jacobsen

         In February 2003, the Company announced it had entered into a sales alliance with Jacobsen (a Textron company). Under the alliance, Jacobsen direct dealers will market the ASV RC-30 and RC-50 Turf Edition(TM) all-surface loaders designed for the golf and sports turf markets. The R-Series Turf Edition All-Surface Loaders will be available primarily through Jacobsen dealers. Jacobsen and ASV entered into a formal marketing agreement in March 2003.

EXPLANATORY NOTE

         With the increased production and sales volume of the Company's Posi-Track crawler/tractors (specifically the MD-70, the 2800 series, the HD 4500 series and the 4810) over the last several years, and the introduction of the R-Series product line, sales of the Company's original product, the Track Truck, and its Posi-Track DX 4530 have declined. These two models are sold primarily for over-the-snow applications and have a much more limited market than the Company's crawler/tractor models or R-Series products. In 2002 and 2001, sales of the Track Truck and the Posi-Track DX 4530 accounted for less than 1.0% of the Company's net sales. Therefore, unless specifically mentioned, the following discussion will pertain only to the Posi-Track crawler/tractors and the R-Series products. Hereafter, the term Posi-Track will refer to the crawler/tractor models.

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

         Agricultural. Posi-Tracks are used in the agricultural industry to perform the functions of small tractors. The Posi-Tracks' three-point hitch and reversible seating allow it to be used with pull-type attachments such as tillers, plows, disks and cultivators. The Posi-Track's hydraulic power take off shaft allows it to be used for farming chores such as grinding and unloading feed. Its low ground pressure and rubber tracks allow it to be used on wet, soft, muddy ground that would not be possible with traditional wheeled tractors, thereby increasing the number of productive days. In addition, the Posi-Track's low ground pressure reduces compaction of soil. Agricultural applications of Posi-Tracks include grape vineyards, specialty crop farms (celery, strawberries) and tree nurseries. In most agricultural applications, Posi-Tracks are being used as a replacement to four-wheel drive tractors.

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

         Military Applications. The Posi-Track model MD-70 is being equipped with robotic and video equipment to enable remote operation of the machine at distances up to three miles. Current applications for this type of Posi-Track include detonation and removal of land mines, clearing unexploded munitions on bomb ranges, clearing bomb ranges of overgrown vegetation and security vehicles. For these types of applications, the Company is selling the Posi-Track MD-70 to the Department of the Defense who has it equipped with the necessary robotics and video equipment to provide for the remote operation.

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

         The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon and polyester cord. The majority of the Company's Posi-Track products and its R-Series products feature a maintenance-free suspension with no grease fittings. The Company's products utilize diesel engines manufactured by Caterpillar and Isuzu.

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


 R-SERIES MODELS (CONTINUED):     RC-30 and RC-50           2003          Smooth track version of the RC-30 and
                                   Turf Edition                           RC-50. Expected to be sold primarily
                                                                          through the Jacobsen dealer network and
                                                                          R-Series dealers.


                                      RC-100                2003          Largest model R-Series product. Two speed
                                                                          drive motors, hydraulic quick-attach
                                                                          mechanism, turbo-charged engine.


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

         The vast majority of the Company's future production is expected to be devoted to the R-Series products and those products specified in the Caterpillar and Polaris alliances. The Company may, from time to time, build its other models on an as needed basis.

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

         - Ease of Operation. Certain Posi-Tracks feature a reversible driver's seat which allows an operator to face either end of the vehicle for better control. All Posi-Track models are maneuverable and can easily turn in their own length.

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

         R-Series Products

         The Company has six models in its R-Series product line, the RC-30(TM), the R-50(TM), the RC-50(TM), the RC-30 Turf Edition, the RC-50 Turf Edition and the RC-100.

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

         The R-50 and RC-50 All Surface Loaders

         In January 2002, the Company introduced two new models in its R-Series product line, the R-50 and the RC-50. These two products are expected to compete with skid-steers utilizing engines in the 44 to 50 horsepower range, weighing between 4,500 and 5,500 pounds with an operating capacity of 1,350 to 1,600 pounds. The Company began production of the RC-50 in March 2002 and the R-50 in April 2002.

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

         - Price. The current retail price of an R-50 and RC-50 is approximately $28,000-$29,000 with a loader and quick-attach mechanism. The Company believes its current retail prices make the R-50 and RC-50 very competitive against similarly equipped skid-steers.

         - Ease of Operation. The R-50 and RC-50 is a ride-on machine equipped with pilot-operated hydraulic controls. Gauges and switches are in the heads-up position for easy view and reach. Safety features include full ROPS/FOPS canopy, lap bar, seat belt and parking brake.

         The RC-30 and RC-50 Turf Editions

         In January 2003, the Company introduced two new models in its R-Series product line, the RC-30 Turf Edition and the RC-50 Turf Edition. The R-Series Turf Edition products have smooth, green, rubber tracks that allow the equipment to leave grass virtually untouched, while also providing excellent traction for digging and grading. ASV expects the Turf Edition products to be available in the second quarter of 2003.

         The RC-100

         In January 2003, the Company introduced a new model in its R-Series product line, the RC-100. The RC-100 is the largest model in the R-Series product line, with more features and power than any other R-Series product. The Company began production of the RC-100 in March 2003.

         The RC-100 is expected to be marketed to the construction and industrial user due to its size, power and features. The RC-100 utilizes a Caterpillar 100-horsepower turbo-diesel engine and has two speed drive motors to facilitate faster cycle times. The RC-100 features standard high-flow hydraulics to power attachments requiring this feature.

         The RC-100 shares the same basic design as the other products in the R-Series product line, but in a larger version. The RC-100 has tracks which have a ground surface of approximately 72 x 18 inches per track, resulting in an average ground pressure of approximately 3-4 pounds per square inch.

         The current retail price of an RC-100 is approximately $48,000 with a loader and quick-attach mechanism. The Company believes its current retail price makes the RC-100 very competitive against similarly equipped skid-steers.

         Over-the-Snow Models

         The Company manufactures two additional models, the Track Truck and the DX 4530, which are primarily marketed towards over-the-snow applications, such as snow trail grooming for snowmobile and ski trails. With the increased popularity and production of the Company's Posi-Track crawler/tractor models, the R-Series products and the MTL undercarriages, the production and sales of the over-the-snow models has greatly decreased over the last several years. In 2002 and 2001, sales related to over-the-snow models accounted for less than 1.0% of the Company's net sales. The Company anticipates it may manufacture the Track Truck in the future, but only on a build to order basis.

SALES AND MARKETING

         The Company sells its products through Caterpillar dealers in the United States and Canada and also through independent equipment dealers in the United States, Canada, Australia, New Zealand and Portugal. As of March 1, 2003, 52 Caterpillar dealers and 101 independent dealers sell and service the Company's products.

         The MTL products, which are Caterpillar products that incorporate the Company's undercarriages, are available only through Caterpillar dealers. For 2002, all 69 Caterpillar dealers in North America were able to carry the MTL product line. In 2003, the MTL product line is available to Caterpillar dealers on a worldwide basis.

         In 2002, sales to Caterpillar accounted for 31.7% of the Company's net sales, while in 2001, sales to Caterpillar accounted for 17.8% of its net sales. In 2001, the Company also made sales to an unaffiliated customer that accounted for 16.4% of the Company's net sales.

         The Polaris version of the RC-30 is available only through Polaris dealers, with the distribution of this product handled by Polaris. Polaris has a North American dealer network of approximately 2,000 dealers, along with 52 international distributors in 125 countries.

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and receives payment from the finance company at that time. The lease agreement between the rental facility and the finance company provides the rental facility a 90-day period during which any rental income generated is split between the rental facility and ASV. After the 90-day period has expired, the rental facility has the option of terminating the lease, in which case ASV is responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elects to continue the lease, ASV will refund any rental payments received during the 90-day period. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment should the rental facility choose not to make the residual payment. At that point, ASV would take possession of the equipment. As of December 31, 2002, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $185,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

         The construction, agricultural and landscape equipment industries, in which the Posi-Track and R-Series products compete, have historically been cyclical. Sales of construction, agricultural and landscape equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates, construction levels (especially housing starts) and general economic conditions. In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Company's products have generally been greater in the spring and summer.

         The Company has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. In addition, during 2001, the Company offered extended payment terms on the sale of its products to its dealers, generally not exceeding 180 days.

         The Company has also agreed to assist one finance company with the costs related to remarketing certain financed equipment should it become necessary for the finance company to take possession of the equipment in the event of nonpayment by the debtor. As of March 14, 2003, the Company was not obligated to the finance company for any costs related to the remarketing of any financed equipment due to nonpayment by the debtor.

         As of March 14, 2003, the Company had orders for approximately $16.0 million of its products. As of March 15, 2002, the Company had orders for approximately $6.4 million of its products.

         In 2003, the Company intends to focus its marketing efforts on increasing the number of dealer outlets for its products and also increase the number of rental facilities that have the R-Series products available for rent.

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

         Also in October 2000, the Company and Caterpillar entered into an alliance agreement under which they plan to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTLs). The product line, which is expected to include five new models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The machines will complement existing models in both ASV's and Caterpillar's current product lines. The MTLs are not a commissionable product under the Commercial Alliance Agreement. The Company began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The MTLs are being sold through the Caterpillar dealer network.

         As of March 14, 2003, Caterpillar owns 15.9% of the Company's outstanding Common Stock (13.0% assuming the exercise of all outstanding options and warrants, exclusive of the amended warrant) and has the right to own up to 51.4% of the Company's outstanding Common Stock (assuming the exercise of all outstanding options and warrants) upon exercise of the amended warrant.

COMPETITION

         The markets in which the Posi-Track competes are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The market is dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Gehl, John Deere and Caterpillar. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market. Ingersoll Rand manufactures three models of rubber track skid steers, two of which are slightly larger than the Company's RC-50 and the other which is comparable to the Company's RC-100. Takeuchi of Japan manufactures two models of rubber track skid-steers, one of which is larger than the Company's RC-50 and the other which is comparable to the Company's RC-100. Takeuchi also private label manufactures these two models for Gehl and Mustang.

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

WARRANTY

         The Company provides a limited warranty to purchasers of its products. The warranty covers defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company's products carry a pro-rated warranty up to 1,500 hours of usage. Those components that are not manufactured by the Company are subject only to the warranty of the manufacturer of the component and may be greater in length than the limited warranty provided by the Company.

         The Company offers an extended warranty through an unaffiliated company. This unaffiliated company would be responsible for administering and paying all warranty claims under this extended warranty program.

MANUFACTURING AND SUPPLIERS

         The Company manufactures and assembles its products at its facility in Grand Rapids, Minnesota. See "Item 2. Description of Property." The majority of the component parts are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard "off-the-shelf" parts purchased by the Company and incorporated into its vehicles. Others, such as the rubber track, undercarriage components, machine chassis and loader, are manufactured specifically for the Company. Certain fabricated parts are manufactured on site for incorporation into the vehicles. In order to help reduce production costs, the Company periodically reviews those parts that may be more cost-effective to manufacture in-house.

         The Company owns the tooling used by outside vendors for manufacturing customized parts. While current vendors are meeting the Company's quality and performance expectations, the Company believes alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect the Company's business. The Company believes that a change in suppliers for the majority of component parts could occur without material disruption of the Company's business. However, certain parts, such as bogie wheels and rubber tracks, have a limited number of vendors and a disruption in supply could affect the Company's ability to deliver finished goods.

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

         During 2001, the Company was granted a patent by the U.S. Patent Office pertaining to its undercarriage and drive sprocket mechanism. The Company has also applied for additional patents pertaining to its undercarriage systems. There can be no guarantee that this patent will be a deterrent to other manufacturers from producing similar technology.

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

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2002, 2001 and 2000, the Company spent approximately $1,803,000, $2,645,000 and $679,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through its alliances with Caterpillar and Polaris.

         The Company's research and development expenses increased substantially in 2002 and 2001 as it worked to develop the undercarriages for the Multi-Terrain Loader products with Caterpillar as well as worked on extensions of its own product line. The development of these undercarriages was completed in 2002 and the Company anticipates research and development expenses will decrease to approximately 1% of net sales in 2003. The Company anticipates its future research and development expenditures will be focused on improvements to its existing products and extensions of its product lines.

INSURANCE

         The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the life of Mr. Lemke.

EMPLOYEES

         As of March 14, 2003, the Company had 112 employees, two of whom are part-time. The Company's employees include 3 in management, 20 in administration, 10 in sales and marketing and 79 in manufacturing, engineering and research and development. The Company believes its relations with its employees are good. None of the Company's employees is represented by a labor union. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work at the Company's Grand Rapids facility.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provides for monthly rental payments to January 2018, with a balloon payment of approximately $543,000 in December 2006. The Grand Rapids facility has been the Company's primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $122,500, but can be reduced or forgiven over a remaining period of four years if certain minimum employment levels are met and maintained during the applicable year.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock trades on the Nasdaq Stock Market(R) under the ticker symbol ASVI. The following represents the high and low sales price for the periods indicated:

         Year Ended December 31, 2002                                           High             Low
         ----------------------------                                           ----             ---
         First Quarter                                                        $ 13.70           $10.50
         Second Quarter                                                         12.70            10.80
         Third Quarter                                                          11.80             7.90
         Fourth Quarter                                                         10.20             6.55
         Year Ended December 31, 2001                                           High             Low
         ----------------------------                                           ----             ---
         First Quarter                                                        $ 12.69           $ 8.00
         Second Quarter                                                         13.80            10.70
         Third Quarter                                                          15.50             9.80
         Fourth Quarter                                                         12.65             8.75

         The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

HOLDERS

         As of March 14, 2003, the Company had approximately 262 holders of record of its Common Stock (not including beneficial holders). The Company believes it has approximately 3,400 beneficial holders of its Common Stock.

DIVIDENDS

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

PLAN CATEGORY               NUMBER OF SECURITIES     WEIGHTED AVERAGE         NUMBER OF SECURITIES REMAINING
                            TO BE ISSUED UPON        EXERCISE PRICE OF        AVAILABLE FOR FUTURE ISSUANCE UNDER
                            EXERCISE OF              OUTSTANDING OPTIONS,     EQUITY COMPENSATION PLANS
                            OUTSTANDING OPTIONS,     WARRANTS AND RIGHTS      (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS                               REFLECTED IN COLUMN (a))
                            (a)                      (b)                      (c)
--------------------------- ------------------------ ------------------------ ---------------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY              1,423,062                    $13.67                  1,989,437
SECURITY HOLDERS

EQUITY COMPENSATION
PLANS NOT APPROVED BY            337,500                   $  7.33                       ----
SECURITY HOLDERS

TOTAL                          1,760,562                    $12.45                  1,989,437


RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA

     (Dollar amounts in thousands,                                   YEAR ENDED DECEMBER 31,
     except per share data)                         2002         2001          2000         1999         1998
     ---------------------------------------------------------------------------------------------------------
     Net Sales..............................     $  44,237    $  50,081    $  43,860     $ 36,168     $ 39,019
     Net Earnings...........................         1,353          756        1,451        1,412        3,366
     Net Earnings Per Share-Diluted.........           .13          .07          .15          .14          .40
     Total Assets...........................        57,210       57,941       55,006       48,650       29,533
     Long-Term Liabilities..................         1,980        2,013        2,117        2,197        2,464
     Shareholders' Equity...................        50,467       50,571       49,763       39,096       19,515

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of the Company's financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgements, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgements are subject to an inherent degree of uncertainty. Management bases its estimates and judgements on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                         2002         2001         2000
                                                                         ----         ----         ----
              Net sales.......................................          100.0%       100.0%       100.0%
              Gross profit....................................           19.5         18.1         20.7
              Selling, general & administrative expense.......           11.4         11.7         14.2
              Research & development..........................            4.1          5.3          1.5
              Operating income................................            4.0          1.1          5.0
              Net earnings....................................            3.1          1.5          3.3

         Net Sales. For the year ended December 31, 2002, net sales totaled approximately $44,237,000, an 11.7% decrease over net sales for the year ended December 31, 2001 due to several offsetting factors. First, the Company had no machine sales of the private label version of the RC-30 All Surface Loader under its alliance with Polaris, the ASL-300, in 2002, which had accounted for approximately $7.9 million in 2001. Second, the Company had decreased sales of its 4810 and 2800 series Posi-Tracks, due to the introduction of additional MTL models in 2002 and the continued softness in the overall construction equipment sales market. Partially offsetting these decreases were increased MTL undercarriage sales of approximately $3.3 million, as ASV began supplying undercarriages for two additional MTL models that were introduced by Caterpillar in 2002. The Company also experienced increased sales of approximately $8.0 million from its R-Series product line due to the introduction of the RC-50 and R-50 products in the first quarter of 2002. In addition, sales of service parts increased in 2002 as the number of machines and undercarriages in the field continued to increase.

         Net sales for the year ended December 31, 2001 increased 14.2% to approximately $50,081,000, compared with approximately $43,860,000 in 2000. This increase was the result of several offsetting factors. First, the Company began shipping the Polaris ASL-300, during the first quarter of 2001. The ASL-300 accounted for approximately 26.8% of the Company's unit sales in 2001. Second, in the second quarter of 2001, the Company began shipping undercarriages to Caterpillar for the jointly developed MTL product line manufactured by Caterpillar. Shipments of these undercarriages accounted for 34% of the Company's unit sales for 2001. Offsetting these increases was a decrease in sales of the Company's model 4810 Posi-Track. Unit sales of the 4810 Posi-Track in 2001 were approximately one-half the unit sales in 2000. The Company believes this decrease was primarily attributable to the overall softening of the construction equipment market and the introduction of the MTL products. Unit sales of the Company's other products (2800 series, MD-70, HD 4500 and Track Truck) were approximately the same in 2001 as 2000.

         Gross Profit. For the year ended December 31, 2002, gross profit was approximately $8,622,000, or 19.5% of net sales, compared with approximately $9,056,000, or 18.1% of net sales for 2001. The decrease in gross profit was due primarily to the decreased sales for 2002. The increase in the gross profit percentage was due to the following offsetting factors. First, as discussed above, the Company had no Polaris ASL-300 sales in 2002, which carry a lower gross profit than the Company's other products, thereby causing an increase in the gross profit percentage for 2002 compared to 2001. Second, the Company had increased sales of service parts in 2002, which generally carry a higher gross profit than finished goods. Offsetting these increases, the Company sold a greater concentration of lower margin MTL undercarriages in 2002 as compared to 2001 as Caterpillar was not able to produce its two larger MTL models for the majority of 2002 due to a production issue unrelated to ASV's undercarriage. In addition, the Company experienced fewer sales of its higher margin model 4810 Posi-Track as discussed above.

         Gross profit for the year ended December 31, 2001 was approximately $9,056,000, or 18.1% of net sales, compared with approximately $9,065,000, or 20.7%, for 2000. The decrease in gross profit percentage was due primarily to a change in the sales mix experienced in 2001. During 2001, the Company had a high concentration of sales of the private label ASL-300, which carries a lower gross profit than any of the Company's other products, but requires significantly less sales and marketing costs. The Company experienced fewer sales of its higher margin model 4810 Posi-Track due primarily to industry wide softening of construction equipment sales and the introduction of the MTL products. Finally, the Company continued to offer discounts off standard dealer net terms to reduce its inventory of the 2800 series Posi-Track. Offsetting this decrease was a warranty reimbursement benefit. During the fourth quarter of 2001, ASV negotiated a warranty reimbursement program with one of its suppliers, whereby the Company will receive product at no cost in the future to compensate ASV for warranty claims incurred during 2001 plus any claims not yet filed. ASV recognized a benefit of $542,600 under this program in the fourth quarter of 2001 as an offset to warranty costs incurred during the year.

         Selling, General and Administrative Expenses. For the year ended December 31, 2002, selling, general and administrative expenses decreased 14.1% to approximately $5,029,000 compared with approximately $5,858,000 for the year ended December 31, 2001. The decreased level of expenses was due to the following two items. First, in 2001, the Company established a remarketing reserve of $250,000. The Company established this reserve for costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to the Company. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to have certain of these machines returned to ASV for use in its program of marketing to rental facilities. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $184,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $184,000 in 2002. Second, the Company had decreased commissions to Caterpillar as the number of commissionable products sold to Caterpillar dealers decreased in 2002.

         Selling, general and administrative expenses decreased 5.7% to approximately $5,858,000 for the year ended December 31, 2001, compared with approximately $6,211,000 for 2000. The decreased level of expenses was due primarily to decreased commissions paid to Caterpillar as a result of the change in sales mix experienced during 2001. The Company pays no commission to Caterpillar on the sale of any MTL undercarriages, the RC-30 or the ASL-300. Offsetting this decrease was the establishment of a remarketing reserve of $250,000 in the fourth quarter of 2001. This reserve relates to costs associated with remarketing existing machines at the locations of one dealer.

         Research and Development. For the year ended December 31, 2002, research and development expenses decreased $843,000 to approximately $1,803,000, compared with approximately $2,645,000 for the year ended December 31, 2001. This decrease was due primarily to the completion of the development, testing and integration of the final undercarriages used in Caterpillar's MTL product line.

         Research and development expenses increased 289.5% in 2001 to approximately $2,645,000, compared with approximately $679,000 in 2000. The increase was due to the Company's alliance with Caterpillar for the continued development, testing and integration of the undercarriages for the MTL product line. In addition, during 2001, the Company was developing the newest models in its R-Series product line, the R-50 and the RC-50, which were introduced in January 2002.

         The Company anticipates research and development expenses will decrease again in 2003 as the development of the undercarriages for Caterpillar's MTL product line was completed in 2002. The Company anticipates its investment in research and development will approximate 1% of its net sales for 2003.

         Other Income (Expense). For the year ended December 31, 2002, interest expense decreased to approximately $126,000, compared with approximately $146,000 for the year ended December 31, 2001. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001.

         Interest expense was approximately $146,000 in 2001, compared with approximately $267,000 in 2000. The decrease in 2001 was due to decreased line of credit usage. This was a result of the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000.

         Other income was approximately $264,000 for 2002, compared with approximately $529,000 for 2001 and approximately $302,000 for 2000. The decrease in 2002 was due primarily to lower interest income from lower interest rates and decreased short-term investments as the Company used these investments to fund operations in 2002. The increase in 2001 was due primarily to greater interest income from increased short-term investments. This resulted from increased cash flow, due primarily to the proceeds received from the sale of common stock to Caterpillar in the fourth quarter of 2000

         Net Earnings. For the year ended December 31, 2002, net earnings increased to approximately $1,353,000, compared with approximately $756,000 in 2001. The increase in net earnings was due to lower operating expenses and an increased gross profit percentage, offset in part by decreased sales and an increased effective income tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had working capital of approximately $47,366,000 compared with approximately $47,790,000 at December 31, 2001. While overall working capital remained relatively the same during the period, several components changed. First, cash and short-term investments decreased approximately $1,149,000 due primarily to funding operations during 2002. Second, accounts receivable decreased approximately $2,431,000 from better accounts receivable management and a greater use of finance companies to finance certain customer sales. Third, inventories increased approximately $3,221,000 from December 31, 2001. The majority of this increase was due to an increase in finished goods of approximately $3,055,000 due to lower than anticipated sales in the first and third quarter of 2002. In addition, the Company elected to produce the majority of the RC-30s and 2800 series Posi-Tracks it expected to need for 2002 when it could not complete MTL undercarriages during the first quarter. Current liabilities decreased approximately $593,000 at December 31, 2002 compared with December 31, 2001, due primarily to the Company having no income tax liability at December 31, 2002. This was due to Company utilizing the additional depreciation deduction available for income tax purposes, as well as the utilization of a research and development tax credit carryforward from 2001.

         In October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which includes five new models, features Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System(TM) rubber track undercarriage. The machines complement existing models in both ASV's and Caterpillar's current product lines. They are being sold through the Caterpillar dealer network.

         The Company recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTLs are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar. The Company anticipates its 2003 sales of MTL undercarriages to Caterpillar could approach $30 million.

          In December 2000, the Company made a sale to one customer totaling approximately $4.0 million. During 2001, this customer did not make payments in accordance with the terms of its agreement with the Company, including approximately $800,000 of machines and attachments sold by the customer for which payment was not remitted to the Company. The Company has been working closely with this customer to develop a plan for the payment of the amounts owed.

         In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The initial amount of the note was $800,000 and is due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. The customer has made payments on a timely basis under this note. Should the customer be successful in raising a minimum of $2.5 million through a private placement offering, the Company has agreed to convert $500,000 of the note balance to shares of convertible preferred stock in the private placement. The Company has also obtained a security interest in the machines that have not yet been sold by the customer. In addition, the customer has agreed to remit payment to the Company for any machines it sells, which the customer has been doing.

         In September 2002, the Company's stock buy-back program expired. Under that program, the Company repurchased 71,780 shares of its common stock at an aggregate purchase price of approximately $756,000.

         On October 7, 2002, the Company announced a new stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last to October 7, 2003 or until such amount of common stock is repurchased. As of March 14, 2003, the Company had repurchased 110,700 shares of its common stock under this new buy-back program at an aggregate purchase price of approximately $1,004,000.

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and receives payment from the finance company at that time. The lease agreement between the rental facility and the finance company provides the rental facility a 90-day period during which any rental income generated is split between the rental facility and ASV. After the 90-day period has expired, the rental facility has the option of terminating the lease, in which case ASV is responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elects to continue the lease, ASV will refund any rental payments received during the 90-day period. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment should the rental facility choose not to make the residual payment. At that point, ASV would take possession of the equipment. As of December 31, 2002, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $185,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

         During 2001 and 2000, the Company provided extended term financing programs, generally not exceeding 180 days, to its customers. This extended term financing program contributed to the increase in the Company's accounts receivable balance in 2001. The Company did not utilize this type of program to the same extent in 2002. Instead, the Company affiliated itself with several finance companies that finance the sale of the Company's products. By using these finance companies, the Company receives payment for its products shortly after their shipment. The Company pays a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, generally ranging from three to twelve months, depending on the amount of down payment made by the customer. The Company is also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer.

         The Company believes this change in how the Company expects to receive payment for the sale of its products, its existing cash and marketable securities, together with its available, unused $10 million credit line, will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

         New Accounting Pronouncements. FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was released in November 2002. This Interpretation states that a guarantor is required to measure and recognize the fair value of the guarantee at inception. It must also provide new disclosures regarding the nature of any guarantees and certain other items, including product warranties. The disclosure requirements are effective for the Company for the year ending December 31, 2002. The initial recognition and measurement provisions are effective prospectively, that is, for guarantees issued or modified on or after January 1, 2003. Management does not believe the adoption of this pronouncement will have a material effect on the Company. The Company has disclosed the required information in the "Warranties" section of note A to the financial statements filed with this Annual Report on Form 10-K.

         SFAS 143, Accounting for Asset Retirement Obligations. This statement establishes standards for recognition and measurement of legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. This statement is effective for the Company beginning January 1, 2003. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides financial and reporting guidance for costs associated with exit or disposal activities, including one-time terminations benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for the Company for all exit and disposal activities initiated after December 31, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

         SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123, requires certain disclosures about stock-based compensation plan in the Company's policy note. The Statement also provides three transition methods for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. The amendments to the disclosure and transition provisions of Statement 123 are effective for the Company for the year ending December 31, 2002. The Company has disclosed the required information in the "Stock-Based Compensation" section of Note A to the financial statements filed with this Annual Report on Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FINANCIAL STATEMENTS

         The following financial statements and financial schedules are attached as a separate section on pages F-1 through F-15 following the signature page and certifications of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
         Notes to Consolidated Financial Statements Report of Independent Certified Public Accountants

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

         The information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (a) (2)  FINANCIAL STATEMENT SCHEDULES

                  The following items are attached as a separate section on pages S-1 and S-2 immediately following the financial statements included in this Annual Report on Form 10-K:

                  Report of Independent Certified Public Accountants on the Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

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

        10.16**   Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar
                  Inc. and the Company (n)

        10.17**   Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

        10.18     Fifth Amendment to Credit Agreement dated June 1, 20021 between Wells Fargo Bank Minnesota, N.A.
                  and the Company (p)

        10.19     Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A.
                  and the Company (q)

        10.20     Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A.
                  and the Company (r)

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

               (r) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-25620) filed electronically November 14, 2002.

               * Indicates management contract or compensation plan or arrangement.

               ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.


         (b) REPORTS ON FORM 8-K

         The following current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002:

         Current Report on Form 8-K dated October 7, 2002 reporting under Item
9. "Regulation FD Disclosure" that on October 7, 2002 ASV issued a press release announcing the implementation of a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock on the open market.

         Current Report on Form 8-K dated October 14, 2002 reporting under Item
9. "Regulation FD Disclosure" that on October 14, 2002 ASV issued a press release disclosing a revision in its expected net sales and net earnings for third quarter 2002 and fiscal 2002. ASV also provided initial guidance in regards to its anticipated level of net sales and net earnings for 2003. In addition, the press release contained information regarding a conference call held October 14, 2002 during which ASV discussed the items described in the press release.

         Current Report on Form 8-K dated October 29, 2002 reporting under Item
9. "Regulation FD Disclosure" that on October 29, 2002 ASV issued a press release disclosing its financial results for the three and nine months ended September 30, 2002. In addition, the press release contained information regarding a conference call held October 29, 2002 during which ASV discussed its financial results for the three and nine months ended September 30, 2002 and its outlook for the balance of 2002 and fiscal 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  A.S.V., INC.

             /s/ Gary Lemke                                Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Gary Lemke, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             /s/ Gary Lemke                                Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Gary Lemke, Chairman of the Board,
             President and Director
             (Chief Executive Officer)

             /s/ Jerome T. Miner                           Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Jerome T. Miner, Vice-Chairman of
             the Board and Director

             /s/ Edgar E. Hetteen                          Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Edgar E. Hetteen, Vice President
             and Director

             /s/ James Dahl                                Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By:  James Dahl, Director

             /s/ Leland T. Lynch                           Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Leland T. Lynch, Director

             /s/ R. E. Turner, IV                          Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: R. E. Turner, IV, Director

             /s/ Richard A. Benson                         Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Richard A. Benson, Director

             /s/ Robert Macier                             Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Robert Macier, Director

             /s/ Thomas R. Karges                          Date:  March 28, 2003
         ----------------------------------------          ---------------------
         By: Thomas R. Karges, Chief Financial
             Officer

                                 CERTIFICATIONS

I, Gary Lemke, President of A.S.V., Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of A.S.V., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                            /s/ Gary Lemke
       ----------------                          -------------------------------
                                                 President

I, Thomas R. Karges, Chief Financial Officer of A.S.V., Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of A.S.V., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                            /s/ Thomas R. Karges
       ----------------                          -------------------------------
                                                 Chief Financial Officer

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

A.S.V., INC.

DECEMBER 31, 2002 AND 2001

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001




                ASSETS                                                            2002                  2001
                                                                               ----------            ----------

CURRENT ASSETS
   Cash and cash equivalents                                                  $ 4,058,091           $ 5,221,591
   Short-term investments                                                         739,307               725,249
   Accounts receivable (net of allowance for doubtful accounts
      of $75,000)                                                              14,397,958            16,828,489
   Inventories                                                                 31,834,620            28,614,053
   Prepaid expenses and other                                                   1,099,685             1,756,844
                                                                               ----------            ----------

                Total current assets                                           52,129,661            53,146,226

PROPERTY AND EQUIPMENT, net                                                     5,080,536             4,794,578
                                                                               ----------            ----------

                                                                              $57,210,197           $57,940,804
                                                                               ==========            ==========

                LIABILITIES AND
                  SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities                                     $ 129,550             $ 106,008
   Accounts payable                                                             2,838,370             2,449,144
   Accrued liabilities
     Compensation                                                                 265,649               269,919
     Warranty reimbursements                                                      555,200               879,900
     Warranties                                                                   600,000               500,000
     Other                                                                        374,707               646,636
   Income taxes payable                                                                -                505,062
                                                                               ----------            ----------

                Total current liabilities                                       4,763,476             5,356,669



LONG-TERM LIABILITIES, less current portion                                     1,979,798             2,012,652


COMMITMENTS AND CONTINGENCIES                                                          -                     -


SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized; no shares
       issued or outstanding                                                           -                     -
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding -- 10,063,901 in 2002 and 10,205,306 in 2001               100,639               102,053
   Additional paid-in capital                                                  38,666,925            40,123,200
   Retained earnings                                                           11,699,359            10,346,230
                                                                               ----------            ----------
                                                                               50,466,923            50,571,483
                                                                               ----------            ----------

                                                                              $57,210,197           $57,940,804
                                                                               ==========            ==========

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                          2002               2001                2000
                                                                         ------             ------              ------
Net sales                                                              $44,236,876        $50,081,376         $43,859,509

Cost of goods sold                                                      35,614,846         41,025,009          34,794,783
                                                                        ----------         ----------          ----------

         Gross profit                                                    8,622,030          9,056,367           9,064,726

Operating expenses
   Selling, general and administrative                                   5,029,307          5,857,867           6,210,514
   Research and development                                              1,802,960          2,645,476             679,233
                                                                        ----------         ----------            --------

         Operating income                                                1,789,763            553,024           2,174,979

Other income (expense)
   Interest expense                                                       (126,098)          (146,031)           (266,890)
   Interest income                                                         119,712            400,202             225,043
   Other, net                                                              144,752            128,473              76,457
                                                                        ----------         ----------            --------

         Income before income taxes                                      1,928,129            935,668           2,209,589

Provision for income taxes                                                 575,000            180,000             758,680
                                                                        ----------         ----------            --------

         NET EARNINGS                                                  $ 1,353,129          $ 755,668         $ 1,450,909
                                                                        ==========           ========          ==========

Net earnings per common share
     Basic                                                             $       .13          $     .07         $       .15
                                                                        ==========           ========          ==========

     Diluted                                                           $       .13          $     .07         $       .15
                                                                        ==========           ========          ==========

Weighted average number of common shares outstanding
     Basic                                                              10,170,645         10,215,855           9,782,919
                                                                        ==========         ==========          ==========

     Diluted                                                            10,229,057         10,352,468           9,966,661
                                                                        ==========         ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    Common stock                  Additional
                                         ---------------------------------         paid-in            Retained
                                            Shares               Amount            capital            earnings          Total
                                         ------------         ------------       ------------       ------------     ------------
Balance at December 31, 1999                9,686,457         $     96,865       $ 30,859,403       $  8,139,653     $ 39,095,921

   Issuance of common stock, net of
     issuing costs                            500,000                5,000          8,942,149                  -        8,947,149

   Exercise of stock options                   26,750                  267             95,288                  -           95,555

   Tax benefit from exercise of stock
     options                                        -                    -             60,000                  -           60,000

   Cost of shares retired                      (3,210)                 (32)           (37,355)                 -          (37,387)

   Warrant earned                                   -                    -            151,200                  -          151,200

   Net earnings                                     -                    -                  -          1,450,909        1,450,909
                                         ------------         ------------       ------------       ------------     ------------

Balance at December 31, 2000               10,209,997              102,100         40,070,685          9,590,562       49,763,347

   Exercise of stock options                   21,863                  219            129,609                  -          129,828

   Tax benefit from exercise of stock
     options                                        -                    -             55,000                  -           55,000

   Cost of shares retired                     (26,554)                (266)          (270,694)                 -         (270,960)

   Warrant earned                                   -                    -            138,600                  -          138,600

   Net earnings                                     -                    -                  -            755,668          755,668
                                         ------------         ------------       ------------       ------------     ------------

Balance at December 31, 2001               10,205,306              102,053         40,123,200         10,346,230       50,571,483

   Exercise of stock options                   18,000                  180             64,449                  -           64,629

   Cost of shares retired                    (159,405)              (1,594)        (1,520,724)                 -       (1,522,318)

   Net earnings                                     -                    -                  -          1,353,129        1,353,129
                                         ------------         ------------       ------------       ------------     ------------

Balance at December 31, 2002               10,063,901         $    100,639       $ 38,666,925       $ 11,699,359     $ 50,466,923
                                         ============         ============       ============       ============     ============

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                              2002               2001                2000
                                                                          -----------         -----------         -----------
Cash flows from operating activities:
   Net earnings                                                           $ 1,353,129         $   755,668         $ 1,450,909
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                          474,583             441,684             413,268
       Deferred income taxes                                                  232,000             (25,000)              5,000
       Warrant earned                                                               -             138,600             151,200
       Tax benefit from stock option exercises                                      -              55,000              60,000
       Changes in assets and liabilities:
          Accounts receivable                                               2,430,531          (6,270,582)         (1,896,858)
          Inventories                                                      (3,220,567)           (549,055)          4,326,258
          Prepaid expenses and other                                          158,381            (256,818)           (198,608)
          Accounts payable                                                    389,226             626,232              47,029
          Accrued liabilities                                                (500,899)          1,272,531            (222,749)
          Income taxes                                                       (238,284)           (201,959)            236,679
                                                                          -----------         -----------         -----------

              Net cash provided by (used in) operating activities           1,078,100          (4,013,699)          4,372,128
                                                                          -----------         -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (760,541)           (580,144)           (273,712)
   Purchase of short-term investments                                        (734,217)         (1,766,960)           (278,475)
   Redemption of short-term investments                                       720,159           2,319,993             247,889
                                                                          -----------         -----------         -----------

              Net cash used in investing activities                          (774,599)            (27,111)           (304,298)
                                                                          -----------         -----------         -----------

Cash flows from financing activities:
   Payments on line of credit, net                                                  -                   -          (4,080,000)
   Proceeds from long-term liabilities                                         98,363                   -                   -
   Principal payments on long-term liabilities                               (107,675)            (80,328)           (252,470)
   Proceeds from issuance of common stock, net                                      -                   -           8,947,149
   Proceeds from exercise of stock options                                     64,629             129,828              95,555
   Retirement of common stock                                              (1,522,318)           (270,960)            (37,387)
                                                                          -----------         -----------         -----------

              Net cash provided by (used in) financing activities          (1,467,001)           (221,460)          4,672,847
                                                                          -----------         -----------         -----------

              Net increase (decrease) in cash and cash equivalents         (1,163,500)         (4,262,270)          8,740,677

Cash and cash equivalents at beginning of year                              5,221,591           9,483,861             743,184
                                                                          -----------         -----------         -----------

Cash and cash equivalents at end of year                                  $ 4,058,091         $ 5,221,591         $ 9,483,861
                                                                          ===========         ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $   158,437         $   180,640         $   331,468
   Cash paid for income taxes                                               1,112,000             390,765             473,322

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company designs and manufactures track-driven, all-season vehicles and related accessories and attachments in northern Minnesota. The Company sells its products through Caterpillar dealers in the United States and Canada and independent dealers in the United States, Canada, Australia, New Zealand and Portugal.

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

In 2000, pursuant to a contractual arrangement, revenues of approximately $4 million were recognized for completed products held at the Company's warehouse. The customer requested the Company hold the products as it had physical space limitations at its facilities. The products were delivered in 2001.

Fair Value of Financial Instruments

The financial statements include the following financial instruments: cash equivalents, short-term investments, accounts receivable, accounts payable and bank debt. At December 31, 2002 and 2001, the fair values of these financial instruments are not significantly different than their balance sheet carrying amounts.

Cash Equivalents

All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2002 and 2001, the Company had cash equivalents of approximately $3,992,000 and $4,930,000, which consisted of a money market account. The fair value of these investments approximates cost. The Company maintains its cash balance at one financial institution and, at times, this balance may be in excess of federally insured limits.

Accounts Receivable

The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments of slow moving and obsolete inventories to the lower of cost or market are provided based on historical experience and current product demand.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Buildings and improvements are depreciated over periods of 18 to 39 years using the straight-line method. Tooling, machinery and equipment, and vehicles are depreciated over periods of 3 to 20 years using straight-line and accelerated methods. Accelerated methods are used for income tax purposes.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

Warranties

The Company provides a limited warranty to its customers. Provision for estimated warranty costs are recorded when revenue is recognized based on product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the accrued warranty liability may be required.

Changes in the Company's accrued warranty liability are as follows:

                                         December 31,
                                   -----------------------
                                      2002         2001
                                   ---------     ---------

     Balance, beginning of year    $ 500,000     $ 450,000
     Expense related to accrual
        revisions for prior year
        warranties                   100,000        50,000
     Expense for new warranties
        issued                     1,299,950     1,228,816
     Warranty claims              (1,299,950)   (1,228,816)
                                   ---------     ---------

     Balance, end of year          $ 600,000     $ 500,000
                                    ========      ========

During the fourth quarter of 2001, ASV negotiated a warranty reimbursement program with one of its suppliers, whereby the Company will receive product at no cost over a three-year period to compensate for warranty claims incurred during 2001 plus any claims not yet filed. During 2002 and 2001, ASV recognized a benefit of $324,700 and $542,600 under this program, recorded as an offset to warranty expense.

Advertising Expense

Advertising is expensed as incurred. Advertising expenses were approximately $308,000, $295,000 and $233,000 for 2002, 2001 and 2000.

Shipping and Handling Costs

The Company includes shipping and handling (including warehousing) costs incurred in connection with the distribution of replacement parts in selling, general and administrative expenses. Shipping and handling costs were approximately $838,000, $832,000 and $906,000 for 2002, 2001 and 2000.

Research and Development

All research and development costs are expensed as incurred.

Employee Savings and Profit Sharing Plan

The Company has an employee savings and profit sharing plan which permits participant salary deferrals up to certain limits set by law and provides for discretionary Company contributions. The Plan covers employees who have completed three months of service, as defined in the Plan, and who have attained the age of 20 and one-half. Company contributions were approximately $42,000, $41,000 and $45,000 for 2002, 2001 and 2000.

Stock-Based Compensation

At December 31, 2002, the Company has three stock-based compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions described in note I, to its stock-based employee plans.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  --  Continued

                                 Year ended December 31,
                         ---------------------------------------
                            2002          2001           2000
                         ----------    ---------      ----------
   Net earnings, as
     reported            $1,353,129    $ 755,668      $1,450,909

   Deduct: Total
     stock-based
     employee
     compensation
     determined under
     fair value based
     methods for all
     awards                 496,648      493,672         336,343
                         ----------    ---------      ----------


   Pro forma net
     earnings            $  856,481    $ 261,996      $1,114,566
                         ==========    =========      ==========



   Earnings per share:

     Basic -- as
       reported          $     0.13    $    0.07      $     0.15
                         ==========    =========      ==========

     Basis -- pro
       forma             $     0.08    $    0.03      $     0.11
                         ==========    =========      ==========

     Diluted -- as
       reported          $     0.13    $    0.07      $     0.15
                         ==========    =========      ==========

     Diluted -- pro
       forma             $     0.08    $    0.03      $     0.11
                         ==========    =========      ==========

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

For the years ended December 31, 2002, 2001 and 2000, 58,412, 136,613 and
183,742 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 11,166,939, 11,229,876 and 11,134,314, shares of common stock with a weighted average exercise price of $20.10, $20.13 and $20.21, were outstanding at December 31, 2002, 2001 and 2000, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was released in November 2002. This Interpretation states that a guarantor is required to measure and recognize the fair value of the guarantee at inception. It must also provide new disclosures regarding the nature of any guarantees and certain other items, including product warranties. The disclosure requirements are effective for the Company for the year ending December 31, 2002. The initial recognition and measurement provisions are effective prospectively, that is, for guarantees issued or modified on or after January 1, 2003. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

The Company has disclosed the required information in the "Warranties" section of note A.

SFAS 143, Accounting for Asset Retirement Obligations. This statement establishes standards for recognition and measurement of legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. This statement is effective for the Company beginning January 1, 2003. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides financial and reporting guidance for costs associated with exit or disposal activities, including one-time terminations benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for the Company for all exit and disposal activities initiated after December 31, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123, requires certain disclosures about stock-based compensation plan in the Company's policy note. The Statement also provides three transition methods for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. The amendments to the disclosure and transition provisions of Statement 123 are effective for the Company for the year ending December 31, 2002.

The Company has disclosed the required information in the "Stock-Based Compensation" section of Note A.

NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of a diversified portfolio of taxable governmental agency bonds, which will mature in 2003. The Company considers the investments as "available-for-sale." At December 31, 2002 and 2001, cost was equal to fair value and no amount was included as a separate component of shareholders' equity.


NOTE C -- INVENTORIES

Inventories consist of the following:

                                    December 31,
                             --------------------------
                                2002           2001
                             -----------    -----------
     Raw materials, semi-
        finished and WIP
        inventory            $16,502,994    $16,438,019
     Finished goods           10,779,010      7,723,738
     Used equipment
        held for resale        4,552,616      4,452,296
                              ----------     ----------

                             $31,834,620    $28,614,053
                              ==========     ==========

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                     December 31,
                              -------------------------
                                2002            2001
                              ----------     ----------
     Land                     $  132,635     $  132,635
     Buildings and
        improvements           3,695,152      3,691,018
     Tooling                   1,182,839        709,709
     Machinery and
        equipment              2,146,664      2,030,936
     Vehicles                    409,739        317,042
                               ---------      ---------
                               7,567,029      6,881,340
     Less accumulated
        depreciation           2,486,493      2,086,762
                               ---------      ---------

                              $5,080,536     $4,794,578
                               =========      =========

NOTE E -- LINES OF CREDIT

The Company has a $10,000,000 line of credit agreement with a bank which is due on demand or June 1, 2003. The interest rate is variable at prime less one half percent (effective rates of 3.75% and 4.25% as of December 31, 2002 and 2001). As of December 31, 2002 and 2001, there were no advances on this line of credit. The agreement requires the Company to maintain certain financial requirements including a minimum tangible net worth level and a cash flow coverage ratio. Management expects to renew the agreement at substantially the same terms and conditions.

NOTE F -- LONG-TERM LIABILITIES

Notes Payable

The Company has three notes payable to a finance company totaling $95,084 at December 31, 2002. The notes require monthly payments through October 2007 and have an effective rate of interest of 0% at December 31, 2002.

Capital Lease Obligation

The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority. The agreement provides for monthly payments to 2018 and a balloon payment of approximately $543,000 in December 2006.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE F -- LONG-TERM LIABILITIES -- Continued

Future minimum lease payments under this capital lease obligation at December 31, 2002 are as follows:

     2003                                    $  228,134
     2004                                       228,134
     2005                                       228,134
     2006                                       766,131
     2007                                       135,554
     Thereafter                               1,147,491
                                              ---------

     Total payments                           2,733,578
     Amounts representing interest (weighted
       average 6.09%)                           719,314
                                              ---------

     Present value of minimum
        capitalized lease payments           $2,014,264
                                              =========

Assets related to the capital lease were $2,250,773 at December 31, 2002 and 2001. Accumulated amortization was $331,603 and $275,334 at December 31, 2002 and 2001.

NOTE G -  PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                            Year ended December 31,
                       --------------------------------
                         2002        2001        2000
                       --------    --------    --------
     Current
       Federal         $301,000    $138,000    $683,680
       State             42,000      67,000      70,000
                        -------     -------     -------
                        343,000     205,000     753,680
     Deferred           232,000     (25,000)      5,000
                        -------    --------      ------

                       $575,000    $180,000    $758,680
                        =======     =======     =======

Net deferred income tax assets relate to the tax effect of temporary differences as follows:

                                       December 31,
                                  ---------------------
                                    2002         2001
                                  --------     --------
       Accruals and reserves      $292,000     $430,000
       Other                        36,000      130,000
                                   -------      -------

                                  $328,000     $560,000
                                   =======      =======

The net deferred tax asset is included with prepaid expenses and other in the financial statements.

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                              2002       2001     2000
                             ------     ------   ------
   Statutory federal rate     34.0%      34.0%     34.0%
   State income taxes, net
      of federal benefit       3.6        4.7       2.6
   Research and development
      tax credit              (4.9)     (16.9)       -
   Foreign tax credit         (2.8)      (4.2)       -
   Other                      (0.1)       1.6      (1.5)
                             -----       ----     -----

                              29.8%      19.2%     35.1%
                              ====      =====      ====

The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

The Company generated and fully utilized research and development and foreign tax credits during 2002 and 2001.

NOTE H -- TRANSACTIONS WITH CATERPILLAR

Prior to 2000, the Company entered into a Securities Purchase Agreement (the Agreement) with Caterpillar Inc. (Caterpillar). Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of common stock and a warrant to purchase an additional 10,267,127 newly issued shares of common stock at a price of $21.00 per share. The warrant is exercisable at any time through January 2009 subject to partial termination in the event the Company achieves certain financial goals.

As a result of the Agreement, the board of directors was increased with two members appointed by Caterpillar. In addition, the Agreement contains other provisions which allow Caterpillar to maintain its proportionate potential ownership and restricts acquisitions, loans and the payment of dividends, without approval of at least one of the Caterpillar designated members of the Board.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE H -- TRANSACTIONS WITH CATERPILLAR  --  Continued

The Company and Caterpillar also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company's products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both companies. Total commission expense under the agreement was approximately $215,000, $464,000 and $1,072,000 in 2002, 2001 and 2000.

In October 2000, the Company completed another Securities Purchase Agreement with Caterpillar in which Caterpillar purchased 500,000 newly issued shares of common stock at a price of $18.00 per share. The Company also amended its original warrant issued to Caterpillar reducing the number of shares of Company common stock available for purchase under the original warrant by 500,000 shares.

Also in October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which includes five models, will feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System
(TM) rubber track undercarriage. The MTLs are being sold through the Caterpillar dealer network. The Company is manufacturing the undercarriage for use on four of the MTLs, with the development of the undercarriage for the remaining model continuing.

In connection with this alliance agreement, the Company has agreed to reimburse Caterpillar for their research and development costs related to the MTLs as it pertains to the combination of the Caterpillar portion of the machines with the Company's undercarriages. Total research and development costs reimbursed to Caterpillar were approximately $1,000,000, $1,904,000 and $273,000 in 2002, 2001
and 2000. The Company does not anticipate any research and development costs related to the MTLs during 2003.

At December 31, 2002, Caterpillar owned approximately 16% of the Company's outstanding common stock and had the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the amended warrant.

The Company purchases parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work on the Company's behalf. In addition, the Company utilizes Caterpillar's warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers. During 2002, 2001 and 2000, total parts purchases, salary and warranty reimbursements were approximately $7,140,000, $6,877,000 and $3,828,000. Also, at December 31, 2002 and 2001, accounts payable to Caterpillar were approximately $1,213,000 and $909,000.

When the Company ships undercarriages to Caterpillar it recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar will recognize upon sale of the MTL to Caterpillar dealers.

During 2002 and 2001, 32% and 18% of net sales were made to Caterpillar. At December 31, 2002 and 2001, the accounts receivable balance due from Caterpillar was approximately $2,000,000 and $1,600,000. No sales were made to Caterpillar in 2000.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE I -- SHAREHOLDERS' EQUITY

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

The plan, as amended, provides that each eligible director shall receive an option to purchase 3,000 shares on the first business day of each calendar year. However, in 2000, options to purchase 5,000 shares were granted to each director.

Option transactions under the plans during each of the three years in the period ended December 31, 2002 are summarized as follows:

                                               Weighted
                                                Average
                                               Exercise
                                 Shares          Price
                                --------        -------
     Outstanding at
       December 31, 1999       1,297,114         $13.91
          Granted                149,500          15.40
          Exercised              (26,750)          3.57
          Canceled               (31,500)         16.49
                               ---------
     Outstanding at
       December 31, 2000       1,388,364          14.21
          Granted                143,500          11.71
          Exercised              (21,863)          5.93
          Canceled               (63,250)         13.46
                               ---------
     Outstanding at
       December 31, 2001       1,446,751          14.12
          Granted                159,500          10.95
          Exercised              (18,000)          3.59
          Canceled              (165,189)         16.11
                               ---------
     Outstanding at
       December 31, 2002       1,423,062         $13.67
                               =========          =====

At December 31, 2002, 2001 and 2000, 1,145,937, 1,205,501 and 1,208,802 options were exercisable with a weighted average exercise price of $14.00, $14.20 and $13.96.

The following information applies to grants that are outstanding at December 31, 2002:

                                Options outstanding
                     -----------------------------------------
                                      Weighted-
                         Number        average     Weighted-
      Range of        outstanding     remaining     average
      exercise             at        contractual    exercise
       prices          period end       life         price
-------------------- -------------- ------------- ------------
   $           3.22        11,250     0.3 years     $  3.22

   $ 8.38 -- $12.25       950,687     2.3 years       11.96

   $13.25 -- $18.33       461,125     2.5 years       17.43
                        ---------

                        1,423,062                   $ 13.67
                        =========                    ======
                                Options exercisable
                       -------------------------------------
                               Number          Weighted-
        Range of             exercisable        average
        exercise                  at            exercise
         prices              period end          price
------------------------     -----------       ---------
    $           3.22             11,250             $ 3.22

    $ 8.38 -- $12.25            730,937              12.19

    $13.25 -- $18.33            403,750              17.58
                              ---------

                              1,145,937             $14.00
                              =========              =====

The weighted average fair values of the options granted during 2002, 2001 and 2000 are $5.47, $6.34 and $7.76. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2002, 2001 and 2000; zero dividend yield; expected volatility of 40.8%, 47.3% and 42.5%, risk-free interest rate of 4.71%, 4.33% and 4.93% and expected lives of 6.85, 6.79 and 6.60 years.

Shares Repurchased and Retired

In October 2002, the Company authorized a new stock buy-back program under which the Company may repurchase up to $5,000,000 of its common stock on the open market. The Company is funding the repurchases with available funds. The repurchase program is not expected to last more than twelve months or until such amount of common stock is repurchased.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE I -- SHAREHOLDERS' EQUITY -- Continued

In September 2001, the Company authorized a stock buy-back program under which the Company could repurchase up to $5,000,000 of its common stock in the open market. This program was replaced in 2002 by the above-mentioned program.

During 2002, 2001 and 2000, in connection with repurchase agreements, the Company repurchased 159,405, 26,554 and 3,210 shares of stock for total consideration of $1,522,318, $270,960 and $37,387.

NOTE J -- RELATED PARTY TRANSACTION

The Company uses a public relations firm that is affiliated with one of the Company's directors. Total fees paid to this firm in 2002, 2001 and 2000 were approximately $188,000, $202,000 and $201,000.

NOTE K -- CONSULTING AGREEMENT

The Company entered into a five year consulting agreement and issued a ten year warrant for the purchase of 337,500 shares of the Company's common stock at $7.33 per share, expiring December 1, 2006. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant is exercisable and outstanding as of December 31, 2002.

The fair value of $2.24 per share was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models. Compensation costs were amortized over the life of the consulting agreement of $138,600 in 2001 and $151,200 in 2000. The compensation cost was fully amortized in 2001.

NOTE L -- COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to litigation in the normal course of its business. Management believes the outcome of such litigation will not have a material adverse effect on the operations or financial position of the Company.

NOTE L -- COMMITMENTS AND CONTINGENCIES  --  Continued

Lease Residual Guarantee

The Company has guaranteed certain residual amounts of equipment financed by customers, generally 25% of the financed amount at the end of four years. Should the Company be required to make this payment, it will take title of the financed equipment. As of December 31, 2002, the total amount of future residual payments the Company may be required to make in the event of nonpayment by the customer was approximately $185,000. The Company believes the value of the acquired equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payment need to be made.

Note Receivable

The Company has a note receivable from a customer which is included with accounts receivable (balance of approximately $633,000 at December 31, 2002). The note bears interest at prime plus 2% (effective rate of 6.25% at December 31, 2002). The note is due in 48 monthly installments beginning March 2002. If the customer is successful in raising a minimum of $2.5 million through a private placement offering, the Company has agreed to convert $500,000 of the note balance to shares of convertible preferred stock in the private placement.

NOTE M -- MAJOR CUSTOMERS

Other than sales to Caterpillar (see note H), the Company had sales to one unaffiliated customer in 2001, which accounted for 16% of sales. No other customers accounted for over 10% of sales in the years presented. At December 31, 2001, the accounts receivable balance from the unaffiliated customer was approximately $706,000.

                                  A.S.V., INC.

                        DECEMBER 31, 2002, 2001 AND 2000

NOTE N -- SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

The following table summarizes quarterly, unaudited financial data for 2002 and 2001.

                                       2002
                    ------------------------------------------
Quarters               1st        2nd        3rd        4th
--------            ---------  ---------  ---------  ---------
(Dollars in thousands, except per share data)
Net sales            $ 6,178    $14,714    $11,475    $11,870
Gross profit           1,425      3,472      2,122      1,603
Net earnings            (366)     1,014        527        178
(loss)
Net earnings
   (loss) per
   common share
     Basic             (.04)        .10        .05        .02
     Diluted           (.04)        .10        .05        .02

                                       2001
                    ------------------------------------------
Quarters               1st        2nd        3rd        4th
--------            ---------  ---------  ---------  ---------
(Dollars in thousands, except per share data)
Net sales            $12,955    $14,226    $12,053    $10,848
Gross profit           2,207      2,048      2,205      2,597
Net earnings             204         91         93        368
Net earnings per
   common share
     Basic               .02        .01        .01        .04
     Diluted             .02        .01        .01        .04

[GRANT THORNTON LOGO]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
A.S.V., Inc.

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of A.S.V., Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 21, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE


Board of Directors
A.S.V., Inc.

         In connection with our audit of the consolidated financial statements of A.S.V., Inc. referred to in our report dated February 21, 2003, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 2002, we have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                                 /S/ GRANT THORNTON LLP




Minneapolis, Minnesota
February 21, 2003

                                  A.S.V., INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                 BALANCE              ADDITIONS                                   BALANCE
                                BEGINNING            CHARGED TO                                   END OF
ACCRUED WARRANTIES              OF PERIOD              EXPENSE           DEDUCTIONS (A)           PERIOD
------------------              ---------              -------           --------------           ------
2002                             $500,000            $1,399,550             $1,299,550             $600,000

2001                             $450,000            $1,278,816             $1,228,816             $500,000

2000                             $450,000              $964,947               $964,947             $450,000



(A)  Warranty credits issued

                                  EXHIBIT INDEX

EXHIBIT                                                                            METHOD OF FILING
-------                                                                            ----------------

   11        Statement re: Computation of Per Share Earnings                   Filed herewith electronically

   23        Consent of Grant Thornton LLP, independent certified
             public accountants                                                Filed herewith electronically

   99.1      Certification of the Chief Executive Officer                      Filed herewith electronically

   99.2      Certification of Chief Financial Officer                          Filed herewith electronically