Form 10-Q
period 2003-03-31
ASV INC /MN/
filed 2003-05-15
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                41-1459569
  ------------------------------          -------------------------------
  State or other jurisdiction of          I.R.S. Employer Identification No.
   incorporation of organization

           840 LILY LANE
          P.O. BOX 5160
      GRAND RAPIDS, MN 55744                       (218) 327-3434
  --------------------------------------    --------------------------
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

         As of May 2, 2003, 10,086,161 shares of the registrant's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MARCH 31,            December 31,
                                                                             2003                   2002
                                                                       -----------------     -----------------
                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................         $       3,358,200     $       4,058,091
   Short-term investments.....................................                   300,894               739,307
   Accounts receivable, net...................................                17,133,649            14,397,958
   Inventories................................................                33,885,327            31,834,620
   Prepaid expenses and other.................................                   884,414             1,099,685
                                                                       -----------------     -----------------
              Total current assets                                            55,562,484            52,129,661

PROPERTY AND EQUIPMENT, net...................................                 5,135,912             5,080,536
                                                                       -----------------     -----------------

              Total Assets                                             $      60,698,396     $      57,210,197
                                                                       =================     =================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities...................         $         131,214     $         129,550
   Accounts payable ..........................................                 5,461,633             2,838,370
   Accrued liabilities
     Compensation.............................................                   268,046               265,649
     Warranty reimbursements..................................                   525,700               555,200
     Warranties...............................................                   600,000               600,000
     Other....................................................                   391,858               374,707
   Income taxes payable.......................................                   138,708                     -
                                                                       -----------------     -----------------
              Total current liabilities                                        7,517,159             4,763,476
                                                                       -----------------     -----------------

LONG-TERM LIABILITIES, less current portion...................                 1,946,731             1,979,798
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES.................................                         -                     -

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding..................................                         -                     -
     Common stock, 33,750,000 shares authorized;
       shares issued and outstanding - 10,063,901.............                   100,639               100,639
   Additional paid-in capital.................................                38,666,925            38,666,925
   Retained earnings..........................................                12,466,942            11,699,359
                                                                       -----------------     -----------------
                                                                              51,234,506            50,466,923
                                                                       -----------------     -----------------

              Total Liabilities and Shareholders' Equity               $      60,698,396     $      57,210,197
                                                                       =================     =================

See notes to consolidated financial statements.

                                  A.S.V., INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

                                                                              2003                 2002
                                                                       -----------------     -----------------
Net sales.....................................................         $      14,612,230     $       6,177,828

Cost of goods sold............................................                11,808,766             4,753,140
                                                                       -----------------     -----------------

         Gross profit.........................................                 2,803,464             1,424,688

Operating expenses
   Selling, general and administrative........................                 1,452,960             1,332,032
   Research and development...................................                   161,704               674,433
                                                                       -----------------     -----------------

         Operating income (loss)..............................                 1,188,800              (581,777)

Other income (expense)
   Interest expense...........................................                   (36,623)              (31,147)
   Other, net.................................................                    37,406                66,343
                                                                       -----------------     -----------------

         Income (loss) before income taxes....................                 1,189,583              (546,581)

Provision for (benefit from) income taxes.....................                   422,000              (181,000)
                                                                       -----------------     -----------------

         NET EARNINGS (LOSS)..................................         $         767,583     $        (365,581)
                                                                       =================     =================

Net earnings (loss) per common share:

     Basic....................................................         $             .08     $            (.04)
                                                                       =================     =================

     Diluted..................................................         $             .08     $            (.04)
                                                                       =================     =================

Weighted average number of common shares outstanding:

     Basic....................................................                10,063,901            10,194,663
                                                                       =================     =================

     Diluted..................................................                10,113,634            10,194,663
                                                                       =================     =================

See notes to consolidated financial statements.

                                  A.S.V., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

                                                                              2003                 2002
                                                                       -----------------     -----------------
Cash flows from operating activities:
   Net earnings (loss)..........................................       $         767,583     $        (365,581)
   Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:
       Depreciation.............................................                 144,171               114,916
       Deferred income taxes....................................                  36,000                60,000
       Changes in assets and liabilities
         Accounts receivable....................................              (2,735,691)              594,893
         Inventories............................................              (2,050,707)           (4,837,919)
         Prepaid expenses and other.............................                 179,271               (10,164)
         Accounts payable.......................................               2,623,263             2,018,173
         Accrued expenses.......................................                  (9,952)             (188,270)
         Income taxes payable...................................                 138,708              (505,062)
                                                                       -----------------     -----------------

           Net cash used in operating activities................                (907,354)           (3,119,014)
                                                                       -----------------    ------------------

Cash flows from investing activities:
   Purchase of property and equipment...........................                (199,547)              (30,682)
   Purchase of short-term investments...........................                (205,894)             (935,449)
   Redemption of short-term investments.........................                 644,307               725,249
                                                                       -----------------     -----------------

           Net cash provided by (used in) investing activities..                 238,866              (240,882)
                                                                       -----------------     -----------------

Cash flows provided by financing activities:
   Principal payments on long-term liabilities..................                 (31,403)              (26,224)
   Proceeds from exercise of stock options......................                       -                 9,375
   Retirement of common stock...................................                       -              (303,695)
                                                                       -----------------     -----------------

           Net cash used in financing activities................                 (31,403)             (320,544)
                                                                       ------------------    -----------------

           Net decrease in cash and cash equivalents............                (699,891)           (3,680,440)

Cash and cash equivalents at beginning of period................               4,058,091             5,221,591
                                                                       -----------------     -----------------

Cash and cash equivalents at end of period......................       $       3,358,200     $       1,541,151
                                                                       =================     =================

Supplemental disclosure of cash flow information:

   Cash paid for interest.......................................       $          32,728     $          65,973
   Cash paid for income taxes...................................       $           4,070     $         455,881

See notes to consolidated financial statements.

                                  A.S.V., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

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

         Changes in the Company's accrued warranty liability are as follows:

                                                              March 31,
                                            --------------------------------------------
                                                   2003                       2002
                                            ------------------         -----------------
Balance, beginning of period                $          600,000         $         500,000
Expense for new warranties issued                      126,031                   258,664
Warranty claims                                       (126,031)                 (258,664)
                                            ------------------         -----------------

Balance, end of period                      $          600,000         $         500,000
                                            ==================         =================

STOCK-BASED COMPENSATION

         At March 31, 2003, the Company has three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the following assumptions. The weighted average fair values of the options granted during 2003 and 2002 are $4.52 and $5.50. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2003 and 2002; zero dividend yield; expected volatility of 44.8% and 40.8%, risk-free interest rate of 3.55 and 4.75% and expected lives of 6.95 and 6.84 years.

                                                    Three Months Ended March 31,
                                            --------------------------------------------
                                                   2003                      2002
                                            ------------------         -----------------
Net earnings (loss), as reported            $          767,583         $        (365,581)
Less total stock-based employee
  compensation determined under
  fair value methods for all awards                   (231,824)                 (124,162)
                                            ------------------         -----------------

Pro forma net earnings (loss)               $          535,759         $        (489,743)
                                            ==================         =================

Earnings (loss) per share:
  Basic - as reported                       $              .08         $            (.04)
                                            ==================         =================

  Basic - pro forma                         $              .05         $            (.05)
                                            ==================         =================

  Diluted - as reported                     $              .08         $            (.04)
                                            ==================         =================

  Diluted - pro forma                       $              .05         $            (.05)
                                            ==================         =================

NEW ACCOUNTING PRONOUNCEMENTS

         FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was released in November 2002. This Interpretation states that a guarantor is required to measure and recognize the fair value of the guarantee at inception. It must also provide new disclosures regarding the nature of any guarantees and certain other items, including product warranties. The initial recognition and measurement provisions are effective prospectively, that is, for guarantees issued or modified on or after January 1, 2003. The Company adopted FIN 45 on January 1, 2003 with no material effect on the Company's financial statements.

         SFAS 143, Accounting for Asset Retirement Obligations. This statement establishes standards for recognition and measurement of legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. This statement was effective for the Company beginning January 1, 2003. The Company adopted SFAS 143 on January 1, 2003 with no material effect on the Company's financial statements.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides financial and reporting guidance for costs associated with exit or disposal activities, including one-time terminations benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement was effective for the Company for all exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 with no material effect on the Company's financial statements.

NOTE 2.    INVENTORIES

Inventories consist of the following:

                                                 MARCH 31,               December 31,
                                                   2003                      2002
                                            ------------------         -----------------
Raw materials, semi-finished and
  work in process inventory                 $       17,433,341         $      16,502,994
Finished goods                                      11,979,437                10,779,010
Used equipment held for resale                       4,472,549                 4,552,616
                                            ------------------         -----------------

                                            $       33,885,327         $      31,834,620
                                            ==================         =================

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

RESULTS OF OPERATIONS

         The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                          2003                2002
                                                         -----               ------
Net sales..........................................      100.0%              100.0%
Gross profit.......................................       19.2                23.1
Selling, general and administrative................        9.9                21.6
Research and development...........................        1.1                10.9
Operating income (loss)............................        8.1                (9.4)
Net earnings (loss)................................        5.3                (5.9)

         Net Sales. For the three months ended March 31, 2003, net sales increased 137% to approximately $14,612,000 compared with approximately $6,178,000 for the same period in 2002. This increase was the result of several factors. First, the Company had increased sales of its undercarriages to Caterpillar Inc. (Caterpillar) for use on its Multi-Terrain Loaders (MTLs) during the first quarter of 2003. MTL undercarriage sales accounted for 57% of the Company's net sales and consisted of three models of undercarriages during the first quarter of 2003. In the first quarter of 2002, the Company had no MTL undercarriage sales to Caterpillar due to a production issue experienced by Caterpillar unrelated to ASV's undercarriages. In addition, two of the three MTL undercarriage models had not yet gone into production in the first quarter of 2002. Second, sales of the Company's RC-30 and RC-50 products increased due to increased marketing efforts to rental facilities. Third, the Company began shipments of its latest product, the RC-100 Posi-Track during the first quarter of 2003. Offsetting these increases were decreases in the sales of the Company's 4810 Posi-Track and 2800 series Posi-Tracks due in part to the introduction of the RC-100 Posi-Track and a greater number of MTL models available during 2003.

         Gross Profit. Gross profit for the three months ended March 31, 2003 increased to approximately $2,803,000, compared with approximately $1,425,000 for the same period in 2002 while the gross profit percentage decreased from 23.1% in 2002 to 19.2% in 2003. The increase in gross profit can be attributed to the increased sales experienced during the first quarter of 2003. The decrease in gross profit percentage was due primarily to a shift in the mix of products sold in the first quarter of 2003 as well as several other factors. As discussed above, the Company had significant sales of MTL undercarriages during the first quarter of 2003, and specifically a high concentration of lower priced MTL undercarriages, which carry a lower gross profit percentage than the Company's R-Series and Posi-Track products. Due to the level of pre-sold production, the Company worked overtime during the first quarter of 2003 to satisfy the order level. Also, the Company began production of the RC-100 Posi-Track during the first quarter of 2003 and certain production inefficiencies were experienced, due primarily to timing issues for the receipt of certain raw materials. Finally, a lesser number of 4810 Posi-Tracks were sold in the first quarter of 2003 compared with 2002 which carry a higher than average gross profit percentage.

         Selling, General and Administrative. Selling, general and administrative expenses increased from approximately $1,332,000, or 21.6% of net sales in the first quarter of 2002, to approximately $1,453,000, or 9.9% of net sales in the first quarter of 2003. The increase in expenses was due primarily to increased advertising to promote the Company's products and increased travel expenses to support the Company's marketing efforts to rental facilities.

         Research and Development. Research and development expenses decreased from approximately $674,000 in the first quarter of 2002 to approximately $162,000 in the first quarter of 2003. The decrease was due to the Company completing the development of undercarriages for Caterpillar's MTL product line in 2002. The Company anticipates its investment in research and development will be approximately 1% of its anticipated net sales for 2003.

         Other Income (Expense). Interest expense for the first quarter of 2003 was similar to the first quarter of 2002. Other income decreased from approximately $66,000 in the first quarter of 2002 to approximately $37,000 for the first quarter of 2003. This decrease was due primarily to lower interest income from decreased short-term investments as the Company used these investments to fund operations in the first quarter of 2003.

         Net Earnings (Loss). For the first quarter of 2003, net earnings were approximately $768,000, compared to a net loss of approximately $366,000 for the first quarter of 2002. The increase was primarily a result of increased sales and decreased operating expenses, offset in part by a decreased gross profit percentage and higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had working capital of approximately $48,045,000 compared with approximately $47,366,000 at December 31, 2002. While overall working capital remained relatively the same during the period, several components changed. First, cash and short-term investments decreased approximately $1,138,000 due primarily to funding operations during the first quarter of 2003. Second, accounts receivable increased approximately $2,736,000 from increased sales during the first quarter of 2003. Third, inventories increased approximately $2,051,000 from December 31, 2002. This increase was due to an increase in raw materials due to increased production levels and an increase in finished goods as the Company took advantage of available production time early in the quarter to produce certain models it anticipates will be needed later in the year. Current liabilities increased approximately $2,754,000 at March 31, 2003 compared with December 31, 2002, due primarily to increased accounts payable from the increased production levels and the timing of inventory purchases.

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

         In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The initial amount of the note was $800,000 and is due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. The customer has generally made payments on a timely basis under this note. Should the customer be successful in raising a minimum of $2.5 million through a private placement offering, the Company has agreed to convert $500,000 of the note balance to shares of convertible preferred stock in the private placement. The Company has also obtained a security interest in the machines that have not yet been sold by the customer. In addition, the customer has agreed to remit payment to the Company for any machines it sells, which the customer has been doing.

         On October 7, 2002, the Company announced a new stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last until October 7, 2003 or until such amount of common stock is repurchased. As of May 2, 2003, the Company had repurchased 110,700 shares of its common stock under this new buy-back program at an aggregate purchase price of approximately $1,004,000.

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and receives payment from the finance company at that time. The lease agreement between the rental facility and the finance company provides the rental facility a 90-day period during which any rental income generated is split between the rental facility and ASV. After the 90-day period has expired, the rental facility has the option of terminating the lease, in which case ASV is responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elects to continue the lease, ASV will refund any rental payments received during the 90-day period. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment should the rental facility choose not to make the residual payment. At that point, ASV would take possession of the equipment. As of March 31, 2003, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $334,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

         The Company believes cash expected to be generated from operations, its existing cash and short-term investments, together with its available, unused $10 million credit line, will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

         NEW ACCOUNTING PRONOUNCEMENTS. FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was released in November 2002. This Interpretation states that a guarantor is required to measure and recognize the fair value of the guarantee at inception. It must also provide new disclosures regarding the nature of any guarantees and certain other items, including product warranties. The disclosure requirements are effective for the Company for the year ending December 31, 2002. The initial recognition and measurement provisions are effective prospectively, that is, for guarantees issued or modified on or after January 1, 2003. The Company adopted FIN 45 on January 1, 2003 with no material effect on the Company's financial statements.

         SFAS 143, Accounting for Asset Retirement Obligations. This statement establishes standards for recognition and measurement of legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. This statement was effective for the Company beginning January 1, 2003. The Company adopted SFAS 143 on January 1, 2003 with no material effect on the Company's financial statements.

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides financial and reporting guidance for costs associated with exit or disposal activities, including one-time terminations benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for the Company for all exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 with no material effect on the Company's financial statements.

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q regarding ASV's future sales levels, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV, Polaris or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Polaris and Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to the Current Report on Form 10-Q for the period ended June 30, 2002.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

Exhibit
Number                                                  Description
-------   --------------------------------------------------------------------------------------------------------
3.1       Second Restated Articles of Incorporation of the Company (a)

3.1a      Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (d)

3.1b      Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (g)

3.2.1     Bylaws of the Company (a)

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

10.4      Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (e)

10.5      Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (e)

10.6      Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company  (e)

10.7 *    Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

10.8      Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

10.9      First Amendment to Credit Agreement dated June 30, 1998 between Norwest Bank Minnesota North, N.A.
          and the Company (g)

10.10     Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

10.11     Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

10.12     Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

10.13     Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

10.14     Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A.
          and the Company (m)

10.15**   Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc.
          and the Company (n)

10.16**   Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the
          Company (o)

10.17     Fifth Amendment to Credit Agreement dated June 1, 20021 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

10.18     Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (q)

10.19     Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (r)

10.20**   Marketing Agreement dated March 13, 2002 between Jacobsen, a division of Textron, Inc., and the Company

11        Statement re: Computation of Per Share Earnings

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

          (b)     REPORTS ON FORM 8-K

         The following current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003:

         Current Report on Form 8-K dated February 13, 2003 reporting under Item
9. "Regulation FD Disclosure" that on February 13, 2003, ASV issued a press release announcing the formation of a strategic sales alliance between ASV and Jacobsen, a division of Textron Inc. Under the sales alliance, ASV intends to sell its RC-30 Turf Edition and RC-50 Turf Edition all-surface loaders designed for the golf and sports turf markets. Jacobsen and ASV expect to enter into a formal agreement memorializing the terms and conditions of the sales alliance shortly.

         Current Report on Form 8-K dated March 6, 2003 reporting under Item 9. "Regulation FD Disclosure" that on March 6, 2003, ASV issued a press release disclosing its financial results for the three and twelve months ended December 31, 2002. In addition, the press release contained information regarding a conference call held March 6, 2003 during which ASV discussed its financial results for the three and twelve months ended December 31, 2002 and its outlook for fiscal 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 A.S.V., INC.

Dated:  May 15, 2003             By /s/ Gary Lemke
                                 -----------------------------------------------
                                    Gary Lemke
                                    President

Dated:  May 15, 2003             By /s/ Thomas R. Karges
                                 -----------------------------------------------
                                    Thomas R. Karges
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

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

Date:    May 15, 2003                                   /s/ Gary Lemke
                                                        ------------------------
                                                         President

                                 CERTIFICATIONS

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

Date:    May 15, 2003                                   /s/ Thomas R. Karges
                                                        ------------------------
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                                METHOD OF FILING
-------                                                                                ----------------
 10.20      Marketing Agreement dated March 13, 2003 between Jacobsen, a
            Division of Textron Inc., and the Company.........................  Filed herewith electronically

 11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

 99.1       Certification of the Chief Executive Officer......................  Filed herewith electronically

 99.2       Certification of the Chief Financial Officer......................  Filed herewith electronically