Form 10-Q
period 2003-06-30
ASV INC /MN/
filed 2003-08-14
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                               41-1459569
              ---------                               ----------
    State or other jurisdiction of          I.R.S. Employer Identification No.
     incorporation of organization

             840 LILY LANE
        GRAND RAPIDS, MN 55744                       (218) 327-3434
        ----------------------                       ---------------
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

         As of July 31, 2003, 10,136,786 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              JUNE 30,    December 31,
                                                                2003          2002
                                                            -----------   -----------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ............................   $ 8,516,443   $ 4,058,091
   Short-term investments ...............................       300,894       739,307
   Accounts receivable, net .............................    19,950,476    14,397,958
   Inventories ..........................................    29,234,051    31,834,620
   Prepaid expenses and other ...........................       681,650     1,099,685
                                                            -----------   -----------
              Total current assets                           58,683,514    52,129,661

Property and equipment, net .............................     5,362,083     5,080,536
                                                            -----------   -----------

              Total Assets                                  $64,045,597   $57,210,197
                                                            ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities .............       132,920       129,550
   Accounts payable .....................................     5,329,886     2,838,370
   Accrued liabilities
     Compensation .......................................       300,928       265,649
     Warranty reimbursements ............................       508,000       555,200
     Warranties .........................................       650,000       600,000
     Other ..............................................       524,823       374,707
   Income taxes payable .................................       569,231             -
                                                            -----------   -----------
              Total current liabilities                       8,015,788     4,763,476
                                                            -----------   -----------

LONG-TERM LIABILITIES, less current portion .............     1,913,285     1,979,798
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES ...........................             -             -

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ............................             -             -
     Common stock, 33,750,000 shares authorized;
       shares issued and outstanding - 10,119,036 in
       2003 10,063,901 in 2002 ..........................       101,190       100,639
   Additional paid-in capital ...........................    39,262,974    38,666,925
   Retained earnings ....................................    14,752,360    11,699,359
                                                            -----------   -----------
                                                             54,116,524    50,466,923
                                                            -----------   -----------

              Total Liabilities and Shareholders' Equity    $64,045,597   $57,210,197
                                                            ===========   ===========

See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ----------------------------    ----------------------------
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
Net sales ..........................................   $ 26,414,478    $ 14,713,936    $ 41,026,708    $ 20,891,764

Cost of goods sold .................................     21,082,229      11,241,963      32,890,995      15,995,103
                                                       ------------    ------------    ------------    ------------

         Gross profit ..............................      5,332,249       3,471,973       8,135,713       4,896,661

Operating expenses:
     Selling, general and administrative ...........      1,591,223       1,252,804       3,044,183       2,584,836
     Research and development ......................        202,182         708,312         363,886       1,382,745
                                                       ------------    ------------    ------------    ------------

         Operating income ..........................      3,538,844       1,510,857       4,727,644         929,080

Other income (expense)
     Interest expense ..............................        (32,053)        (32,550)        (68,676)        (63,697)
     Other, net ....................................         49,627          46,196          87,033         112,539
                                                       ------------    ------------    ------------    ------------

         Income before income taxes ................      3,556,418       1,524,503       4,746,001         977,922

Provision for income taxes .........................      1,271,000         511,000       1,693,000         330,000
                                                       ------------    ------------    ------------    ------------

         NET EARNINGS ..............................   $  2,285,418    $  1,013,503    $  3,053,001    $    647,922
                                                       ============    ============    ============    ============

Net earnings per common share

     Basic .........................................   $        .23    $        .10    $        .30    $        .06
                                                       ============    ============    ============    ============

     Diluted .......................................   $        .22    $        .10    $        .30    $        .06
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding

     Basic .........................................     10,089,161      10,180,519      10,076,531      10,187,591
                                                       ============    ============    ============    ============

     Diluted .......................................     10,432,661      10,296,860      10,273,147      10,245,762
                                                       ============    ============    ============    ============

See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                    2003            2002
                                                                 -----------    -----------
Cash flows from operating activities:
   Net earnings ............................................     $ 3,053,001    $   647,922
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation ........................................         316,693        201,509
       Tax benefit from stock option exercises .............          50,000              -
       Deferred income taxes ...............................         100,000        600,000
       Changes in assets and liabilities:
         Accounts receivable ...............................      (5,552,518)    (4,421,153)
         Inventories .......................................       2,600,569     (3,241,400)
         Prepaid expenses and other ........................         318,035        226,404
         Accounts payable ..................................       2,491,516      2,054,658
         Accrued liabilities ...............................         188,195       (197,985)
         Income taxes payable ..............................         569,231       (149,993)
                                                                 -----------    -----------

Net cash provided by (used in) operating activities ........       4,134,722     (4,280,038)
                                                                 -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment ......................        (598,240)       (92,467)
   Purchase of short-term investments ......................        (300,894)      (935,141)
   Redemption of short-term investments ....................         739,307        725,249
                                                                 -----------    -----------

Net cash used in investing activities ......................        (159,827)      (302,359)
                                                                 -----------    -----------

Cash flows from financing activities:
   Advances on line of credit, net .........................               -        455,000
   Principal payments on long-term liabilities .............         (63,143)       (51,855)
   Proceeds from exercise of stock options, net of costs....         581,600         18,750
   Retirements of common stock .............................         (35,000)      (335,663)
                                                                 -----------    -----------

Net cash provided by financing activities ..................         483,457         86,232
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents .......       4,458,352     (4,496,165)

Cash and cash equivalents at beginning of period ...........       4,058,091      5,221,591
                                                                 -----------    -----------

Cash and cash equivalents at end of period .................     $ 8,516,443    $   725,426
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest ..................................     $    65,118    $   122,701
   Cash paid for income taxes ..............................         730,547        479,993

See notes to consolidated financial statements.

                                  A.S.V., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

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

         Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from these estimates.

WARRANTIES

         The Company provides a limited warranty to its customers. Provision for estimated warranty costs are recorded when revenue is recognized based on the Company's estimate of product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the accrued warranty liability may be required.

         Changes in the Company's accrued warranty liability are as follows:

                                           June 30,
                                    ----------------------
                                      2003          2002
                                    ---------    ---------
Balance, beginning of period        $ 600,000    $ 500,000
Expense for new warranties issued     237,430      421,775
Warranty claims                      (187,430)    (321,775)
                                    ---------    ---------

Balance, end of period              $ 650,000    $ 600,000
                                    =========    =========

STOCK-BASED COMPENSATION

         At June 30, 2003, the Company has three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123.

                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                      --------------------------------   --------------------------------
                                           2003             2002              2003             2002
                                      ---------------  ---------------   ---------------  ---------------
Net earnings, as reported             $     2,285,418  $     1,013,503   $     3,053,001  $       647,922

Less total stock-based employee
  compensation determined under
  fair value methods for all awards          (202,364)        (136,596)         (379,292)        (273,191)
                                      ---------------  ---------------   ---------------  ---------------

Pro forma net earnings                $     2,083,054  $       876,907   $     2,673,709  $       374,731
                                      ===============  ===============   ===============  ===============

Earnings per share:

  Basic - as reported                 $           .23  $           .10   $           .30  $           .06
                                      ===============  ===============   ===============  ===============

  Basic - pro forma                   $           .21  $           .09   $           .27  $           .04
                                      ===============  ===============   ===============  ===============

  Diluted - as reported               $           .22  $           .10   $           .30  $           .06
                                      ===============  ===============   ===============  ===============

  Diluted - pro forma                 $           .20  $           .09   $           .26  $           .04
                                      ===============  ===============   ===============  ===============

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

         In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Because the Company does not currently utilize derivative instruments or engage in hedging activities, management does not believe the adoption of this statement will have any immediate material impact on the Company.

NOTE 2.  INVENTORIES

         Inventories consist of the following:

                                    JUNE 30,     December 31,
                                      2003          2002
                                   -----------   -----------
Raw materials, semi-finished and
  work in process inventory        $17,404,741   $16,502,994
Finished goods                       9,019,955    10,779,010
Used equipment held for resale       2,809,355     4,552,616
                                   -----------   -----------

                                   $29,234,051   $31,834,620
                                   ===========   ===========

NOTE 3.  LINE OF CREDIT

         In July of 2003, the Company amended its $10 million line of credit agreement with its primary bank. The amended line of credit provides for an expiration date of the earlier of demand or July 1, 2004. The amended line of credit requires, among other items, certain levels of tangible net worth be maintained at the end of each calendar quarter. All other major terms and conditions remained the same. As of June 30, 2003, the Company was in compliance with all requirements of the amended line of credit agreement.

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

         Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

RESULTS OF OPERATIONS

         The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                                2003          2002          2003          2002
                                               -----         -----         -----         -----
Net sales ..............................       100.0%        100.0%        100.0%        100.0%
Gross profit ...........................        20.2          23.6          19.8          23.4
Selling, general and administrative ....         6.0           8.5           7.4          12.4
Research and development ...............         0.8           4.8           0.9           6.6
Operating income .......................        13.4          10.3          11.5           4.4
Net earnings ...........................         8.7           6.9           7.4           3.1

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

         Net Sales. Net sales for the three months ended June 30, 2003 increased 80.0% to approximately $26.4 million, compared with approximately $14.7 million for the same period in 2002. The increase in sales was due primarily to an increase in the number of products available for sale and an increase in the general market acceptance of rubber track loaders. The second quarter of 2003 was the first full quarter of sales of the Company's RC-100 Posi-Track, which was introduced in January 2003 and has generated significant orders since its introduction. In addition, the Company's RC-50 Posi-Track experienced strong sales during the second quarter of 2003. This product competes with the mid-sized traditional wheeled skid-steer. The RC-100 and the RC-50 Posi-Tracks accounted for approximately 41% of the Company's sales in the second quarter of 2003. The second quarter of 2003 marked the first full quarter of sales of all three undercarriages to Caterpillar Inc. for use in their five models of Multi-Terrain Loaders (MTL). During the second quarter of 2002, ASV only shipped one model of undercarriage to Caterpillar for use on the two MTL models that were in production at that time. The second quarter of 2003 also included approximately $1.0 million of sales from ASV's first ever public auction of used equipment. In addition, the Company experienced increased parts sales during the second quarter of 2003 as the number of machines and undercarriages in the field continues to increase. Offsetting these increases were decreases in the sale of the Company's model 4810 Posi-Track and 2800 series Posi-Tracks. The Company believes these decreases were due to the introduction of the RC-100 Posi-Track in January of 2003 and the introduction of additional MTL models in 2002 and 2003.

         Gross Profit. Gross profit for the three months ended June 30, 2003 increased to approximately $5,332,000, or 20.2% of net sales, from approximately $3,472,000, or 23.6% of net sales, for the same period in 2002. The increase in gross profit for the second quarter of 2003 was due to the increased sales as discussed above. The decrease in gross profit percentage for the second quarter of 2003 was due primarily to a change in the mix of products sold. For the second quarter of 2002, ASV shipped only the Beta model MTL undercarriage to Caterpillar, which is a larger undercarriage and has a higher gross profit percentage. In contrast, during the second quarter of 2003, slightly over half of the MTL undercarriages sold were the Alpha model undercarriage, which is a smaller undercarriage and has a lower comparative gross profit percentage. Also contributing to the decrease in gross profit percentage for the second quarter of 2003 was the reduced sales of the Company's higher margin 4810 Posi-Track machine as discussed above. In addition, sales of used equipment from the Company's auction caused a reduction in the overall gross profit as the total sales price of the items sold was approximately $150,000 less than their carrying value.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $1,253,000, or 8.5% of net sales, in the second quarter of 2002, to approximately $1,591,000, or 6.0% of net sales, in the second quarter of 2003. The level of expenses in 2003 was a return to more historical levels, compared to an atypically low level of expenses in the second quarter of 2002. In the second quarter of 2002, selling, general and administrative expenses were lower than historical levels due primarily to the reversal of a portion of a remarketing reserve during the second quarter of 2002. The Company had previously established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to Company. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to have certain of these machines returned to ASV for use in its new rental program which began in the second quarter of 2002. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $148,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $148,000. The remaining increase in selling, general and administrative expenses in 2003 was primarily due to increased marketing costs related to the introduction of new products and the Company's marketing efforts to rental facilities.

         Research and Development Expenses. Research and development expenses decreased from approximately $708,000 in the second quarter of 2002 to approximately $202,000 in the second quarter of 2003. The decrease was due to the Company completing the development of undercarriages for Caterpillar's MTL product line in 2002. The Company anticipates its investment in research and development will be approximately 1% of its anticipated net sales for 2003.

         Net Earnings. Net earnings for the second quarter of 2003 were approximately $2,285,000, compared with approximately $1,014,000 for the second quarter of 2002. The increase was primarily a result of significantly increased sales and decreased operating expenses, offset in part by a decreased gross profit percentage and a higher effective income tax rate.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

         Net Sales. Net sales for the six months ended June 30, 2003 increased 96.4%, to approximately $41.0 million compared with approximately $20.9 million for the same period in 2002. This increase was due primarily to the increase in sales of MTL undercarriages to Caterpillar in 2003. The Company is selling three models of MTL undercarriages to Caterpillar for use on five models of MTLs in 2003. In contrast, the Company was only selling one model undercarriage for use on two MTL models in 2002. In addition, during 2002, ASV only supplied MTL undercarriages to Caterpillar during the second quarter, as Caterpillar had placed its MTLs on production hold for the first quarter, thereby preventing ASV from shipping undercarriages in the first quarter. Also contributing to the sales increase in 2003 was increased sales of the Company's RC-50 and RC-100 products due to increased popularity. Offsetting these increases were decreases in the sales of ASV's model 4810 Posi-Track and 2800 series Posi-Tracks in 2003. The Company believes these decreases were due to the introduction of the RC-100 Posi-Track in January of 2003 and the introduction of additional MTL models in 2002 and 2003.

         Gross Profit. Gross profit for the six months ended June 30, 2003 was approximately $8,136,000, or 19.8% of net sales, compared with approximately $4,897,000, or 23.4% of net sales, for the six months ended June 30, 2002. The reasons for the increased gross profit and decreased gross profit percentage for the six month period ended June 30, 2003 were due to the change in mix of machines sold as described more fully above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from approximately $2,585,000, or 12.4% of net sales, for the six months ended June 30, 2002, to approximately $3,044,000, or 7.4% of net sales, for the six months ended June 30, 2003. This increase in expenses was due primarily to two factors. First, the reduction of the Company's previously established remarketing reserve as discussed above caused selling general and administrative expenses to decrease approximately $148,000 in 2002. Second, selling, general and administrative expenses increased due to increased marketing costs related to the introduction of new products and the Company's marketing efforts to rental facilities in 2003.

         Research and Development Expenses. Research and development expenses decreased from approximately $1,383,000 for the six months ended June 30, 2002 to approximately $364,000 for the six months ended June 30, 2003. The decrease was due to the Company completing the development of undercarriages for Caterpillar's MTL product line in 2002.

         Net Earnings. Net earnings for the six months ended June 30, 2003 increased to approximately $3,053,000 from approximately $648,000 for the six months ended June 30, 2002. The increase was primarily a result of increased sales and decreased operating expenses, offset in part by a lower gross profit percentage and a higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had working capital of approximately $50.7 million compared with approximately $47.4 million at December 31, 2002, an increase of approximately $3.3 million. Cash and short-term investments increased approximately $4.0 million due to increased sales, better accounts receivable collection, proceeds received from the Company's auction and proceeds received from the exercise of stock options. Accounts receivable increased approximately $5.6 million due to the increased sales during the second quarter of 2003. Overall inventory levels decreased approximately $2.6 million during 2003, due primarily to the sale of finished goods and used equipment in inventory at December 31, 2002. Partially offsetting the overall inventory decrease was an increase of approximately $900,000 in raw materials to support higher production levels. Current liabilities increased approximately $3.3 million due primarily to increased accounts payable from increased production levels. In addition, the Company's income taxes payable increased approximately $569,000 due to increased profitability in 2003.

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

         The Company recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the gross profit that Caterpillar recognizes upon sale of the MTL to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The MTLs are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar. The Company anticipates sales of MTL undercarriages to Caterpillar could be in the range of $45-47 million for the twelve months ended December 31, 2003.

         In December 2000, the Company made a sale to one customer totaling approximately $4.0 million. During 2001, this customer did not make payments in accordance with the terms of its agreement with the Company, including approximately $800,000 of machines and attachments sold by the customer for which payment was not remitted to the Company.

         In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The initial amount of the note was $800,000 and is due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. As of July 31, 2003, the customer was three payments in arrears under this note. The Company anticipates it may refinance the existing note balance over a term not to exceed 60 months with payments due in monthly principal installments plus interest at the prime rate plus 2%. The Company has also obtained a security interest in the machines that have not yet been sold by the customer. In addition, the customer has agreed to remit payment to the Company for any machines it sells, which the customer has been doing.

         This customer is in the process of pursuing $6-7 million of debt and equity financing through a private placement offering with non-affiliated investors. The customer is also pursuing external financing for approximately $600,000 of the amount owed the Company under its trade account receivable balance. The Company anticipates it may convert a portion of the amount owed to it under its trade account receivable balance to equity in the private placement, such amount not to exceed $300,000. The Company does not currently anticipate it will incur a loss on the amounts owed to it by this customer.

         On October 7, 2002, the Company announced a stock buy-back program whereby ASV may repurchase up to $5 million of its common stock in the open market. The Company is funding the repurchases with available funds. The repurchase program is expected to last until October 7, 2003 or until such amount of common stock is repurchased. As of August 1, 2003, the Company had repurchased 110,700 shares of its common stock under this new buy-back program at an aggregate purchase price of approximately $1,004,000.

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and receives payment from the finance company at that time. The lease agreement between the rental facility and the finance company provides the rental facility a 90-day period during which any rental income generated is split between the rental facility and ASV. After the 90-day period has expired, the rental facility has the option of terminating the lease, in which case ASV is responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elects to continue the lease, ASV will refund any rental payments received during the 90-day period. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment should the rental facility choose not to make the residual payment. At that point, ASV would take possession of the equipment. As of June 30, 2003, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $570,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

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

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

         Changes in Internal Controls. During our second fiscal quarter, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of A.S.V., Inc. was held on May 30, 2003. Matters submitted at the meeting for vote by the shareholders were as follows:

                  (a)      Election of Directors.

                           The following directors were elected at the Annual Meeting, each with the following votes:

                                   For                         Against
                                   ---                         -------
Gary D. Lemke                   9,575,849                      260,750
Edgar E. Hetteen                9,575,939                      260,660
Jerome T. Miner                 9,759,648                       76,751
Leland T. Lynch                 9,760,548                       76,051
James H. Dahl                   9,630,039                      206,560
R. E. "Teddy" Turner, IV        9,759,506                       77,013
Richard A. Benson               9,623,189                      213,410
Robert R. Macier                9,680,009                      156,590

                  (b) Ratification of Appointment of Independent Public Accountants.

                           Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2003, with a vote of 9,741,458 votes for, 6,725 votes against and 88,416 shares abstaining.

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

      10.16** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

      10.17 Fifth Amendment to Credit Agreement dated June 1, 20021 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

      10.18 Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (q)

      10.19 Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (r)

      10.20** Marketing Agreement dated March 13, 2003 between Jacobsen, a division of Textron, Inc., and the Company (s)

      10.21 Business Loan Agreement dated July 7, 2003 between Wells Fargo Bank Minnesota, N.A. and the Company

      11        Statement re: Computation of Per Share Earnings

      31.1      Certification of the Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2      Certification of the Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1      Certification of the Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2      Certification of the Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

      99        Risk Factors

-------------------
(a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

(s) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-25620) filed electronically May 14, 2003.

*    Indicates management contract or compensation plan or arrangement.

** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

         (B)      REPORTS ON FORM 8-K

         The following current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003:

         Current Report on Form 8-K dated April 24, 2003 reporting under Item 9. "Regulation FD Disclosure" that on April 24, 2003, ASV issued a press release disclosing its financial results for the three months ended March 31, 2003. In addition, the press release contained information regarding a conference call held April 25, 2003 during which ASV discussed its financial results for the three months ended March 31, 2003 and its outlook for the year ending December 31, 2003.

         Current Report on Form 8-K dated May 29, 2003 reporting under Item 9. "Regulation FD Disclosure" that on May 29, 2003, ASV issued a press release disclosing it has revised its outlook for its level of anticipated net sales and earnings per share for its second quarter of 2003 and its fiscal year 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          A.S.V., INC.

Dated: August 14, 2003                    By /s/ Gary Lemke
                                             --------------------------------
                                             Gary Lemke
                                             President

Dated: August 14, 2003                    By /s/ Thomas R. Karges
                                             --------------------------------
                                             Thomas R. Karges
                                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                             METHOD OF FILING
-------                                                                             ----------------
10.21    Business Loan Agreement...........................................  Filed herewith electronically

11       Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

31.1     Certification of the Chief Executive Officer......................  Filed herewith electronically

31.2     Certification of the Chief Financial Officer......................  Filed herewith electronically

32.1     Certification of the Chief Executive Officer......................  Filed herewith electronically

32.2     Certification of the Chief Financial Officer......................  Filed herewith electronically

99       Risk Factors......................................................  Filed herewith electronically