Form 10-Q
period 2003-09-30
ASV INC /MN/
filed 2003-11-10
CIK 926763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

         As of October 31, 2003, 10,338,739 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 SEPTEMBER 30,    December 31,
                                                                     2003             2002
                                                                  -----------      -----------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..............................       $14,985,852      $ 4,058,091
   Short-term investments .................................           305,662          739,307
   Accounts receivable, net ...............................        21,738,951       14,397,958
   Inventories ............................................        26,833,705       31,834,620
   Prepaid expenses and other .............................           517,830        1,099,685
                                                                  -----------      -----------
              Total current assets ........................        64,382,000       52,129,661

PROPERTY AND EQUIPMENT, net ...............................         6,077,102        5,080,536
                                                                  -----------      -----------

              Total Assets ................................       $70,459,102      $57,210,197
                                                                  ===========      ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities ...............           134,655          129,550
   Accounts payable .......................................         6,615,550        2,838,370
   Accrued liabilities
     Compensation .........................................           291,669          265,649
     Warranty reimbursements ..............................           508,000          555,200
     Warranties ...........................................           750,000          600,000
     Other ................................................           696,527          374,707
   Income taxes payable ...................................         1,475,148                -
                                                                  -----------      -----------
              Total current liabilities ...................        10,471,549        4,763,476
                                                                  -----------      -----------

LONG-TERM LIABILITIES, less current portion ...............         1,879,391        1,979,798
                                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES .............................                 -                -

SHAREHOLDERS' EQUITY Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ..............................                 -                -
     Common stock, 33,750,000 shares authorized;
       shares issued and outstanding -- 10,187,711 in 2003;
       10,063,901 in 2002 .................................           101,877          100,639
   Additional paid-in capital .............................        40,174,482       38,666,925
   Retained earnings ......................................        17,831,803       11,699,359
                                                                  -----------      -----------
                                                                   58,108,162       50,466,923
                                                                  -----------      -----------

              Total Liabilities and Shareholders' Equity          $70,459,102      $57,210,197
                                                                  ===========      ===========




See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ----------------------------    -------------------------------
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------
Net sales ..........................................   $ 29,188,649    $ 11,474,655    $ 70,215,357    $ 32,366,419

Cost of goods sold .................................     22,676,469       9,352,291      55,567,464      25,347,394
                                                       ------------    ------------    ------------    ------------

         Gross profit ..............................      6,512,180       2,122,364      14,647,893       7,019,025

Operating expenses:
     Selling, general and administrative ...........      1,510,603       1,120,999       4,554,786       3,705,835
     Research and development ......................        192,909         248,663         556,795       1,631,408
                                                       ------------    ------------    ------------    ------------

         Operating income ..........................      4,808,668         752,702       9,536,312       1,681,782

Other income (expense)
     Interest expense ..............................        (31,292)        (31,536)        (99,968)        (95,233)
      Other, net ...................................         19,067          60,444         106,100         172,983
                                                       ------------    ------------    ------------    ------------

         Income before income taxes ................      4,796,443         781,610       9,542,444       1,759,532

Provision for income taxes .........................      1,717,000         255,000       3,410,000         585,000
                                                       ------------    ------------    ------------    ------------

         NET EARNINGS ..............................   $  3,079,443    $    526,610    $  6,132,444    $  1,174,532
                                                       ============    ============    ============    ============

Net earnings per common share

     Basic .........................................   $        .30    $        .05    $        .60    $        .12
                                                       ============    ============    ============    ============

     Diluted .......................................   $        .29    $        .05    $        .59    $        .11
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding

     Basic .........................................     10,152,916      10,176,714      10,101,992      10,183,965
                                                       ============    ============    ============    ============

     Diluted .......................................     10,743,850      10,253,347      10,430,048      10,248,290
                                                       ============    ============    ============    ============



See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2003            2002
                                                                 ------------    ------------
Cash flows from operating activities:
   Net earnings ...........................................      $  6,132,444    $  1,174,532
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation .......................................           489,072         316,424
       Deferred income taxes ..............................            68,000         590,000
       Tax benefit from exercise of stock options .........           232,000               -
       Changes in assets and liabilities:
         Accounts receivable ..............................        (7,340,993)     (1,294,706)
         Inventories ......................................         5,000,915      (6,347,392)
         Prepaid expenses and other .......................           513,855         404,725
         Accounts payable .................................         3,777,180       1,723,520
         Accrued liabilities ..............................           450,640        (228,530)
         Income taxes payable .............................         1,475,148        (260,069)
                                                                 ------------    ------------

Net cash provided by (used in) operating activities .......        10,798,261      (3,921,496)
                                                                 ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment .....................        (1,485,638)       (285,083)
   Purchase of short-term investments .....................          (305,662)       (934,833)
   Redemption of short-term investments ...................           739,307         725,249
                                                                 ------------    ------------

Net cash used in investing activities .....................        (1,051,993)       (494,667)
                                                                 ------------    ------------

Cash flows from financing activities:
   Advances on line of credit, net ........................                 -         440,000
   Principal payments on long-term liabilities ............           (95,302)        (77,732)
   Proceeds from exercise of stock options, net of costs...         1,628,356          47,130
   Retirements of common stock ............................          (351,561)       (501,290)
                                                                 ------------    ------------

Net cash provided by (used in) financing activities .......         1,181,493         (91,892)
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents ......        10,927,761      (4,508,055)

Cash and cash equivalents at beginning of period ..........         4,058,091       5,221,591
                                                                 ------------    ------------

Cash and cash equivalents at end of period ................      $ 14,985,852    $    713,536
                                                                 ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest .................................      $     96,548    $    154,850
   Cash paid for income taxes .............................         1,391,630         845,069




See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

         Changes in the Company's accrued warranty liability are as follows:



                                          Three Months ended September 30,
                                          --------------------------------
                                            2003                   2002
                                          ---------              ---------
  Balance, beginning of period            $ 650,000              $ 600,000
  Expense for new warranties issued         323,655                139,868
  Warranty claims                          (223,655)              (139,868)
                                          ---------              ---------

  Balance, end of period                  $ 750,000              $ 600,000
                                          =========              =========


STOCK-BASED COMPENSATION

         At September 30, 2003, the Company has three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123.


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -------------------------------    -------------------------------
                                                      2003             2002              2003             2002
                                                 -------------    --------------    -------------    --------------
         Net earnings, as reported               $   3,079,443    $      526,610    $   6,132,444    $    1,174,532

         Less total stock-based employee
           compensation determined under
           fair value methods for all awards          (204,603)         (143,861)        (586,965)         (431,584)
                                                 --------------   ---------------   --------------   ---------------

         Pro forma net earnings                  $   2,874,840    $      382,749    $   5,545,479    $      742,948
                                                 =============    ==============    =============    ==============

         Earnings per share:

           Basic -- as reported                  $         .30    $          .05    $         .60    $          .12
                                                 =============    ==============    =============    ==============

           Basic -- pro forma                    $         .28    $          .04    $         .55    $          .07
                                                 =============    ==============    =============    ==============

           Diluted -- as reported                $         .29    $          .05    $         .59    $          .11
                                                 =============    ==============    =============    ==============

           Diluted -- pro forma                  $         .27    $          .04    $         .53    $          .07
                                                 =============    ==============    =============    ==============



NOTE 2. INVENTORIES


         Inventories consist of the following:
                                                        SEPTEMBER 30,             December 31,
                                                            2003                      2002
                                                     ------------------         -----------------
         Raw materials, semi-finished and
           work in process inventory                 $       16,605,504         $      16,502,994
         Finished goods                                       7,406,175                10,779,010
         Used equipment held for resale                       2,822,026                 4,552,616
                                                     ------------------         -----------------

                                                     $       26,833,705         $      31,834,620
                                                     ==================         =================


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

RESULTS OF OPERATIONS

         The following table sets forth certain Statement of Earnings data as a percentage of net sales:


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                           2003      2002             2003         2002
                                                         --------  --------          --------  --------
         Net sales..............................          100.0%     100.0%          100.0%      100.0%
         Gross profit...........................           22.3       18.5            20.9        21.7
         Selling, general and administrative....            5.2        9.8             6.5        11.4
         Research and development...............            0.7        2.2             0.8         5.0
         Operating income.......................           16.4        6.6            13.6         5.2
         Net earnings...........................           10.6        4.6             8.7         3.6

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

         Net Sales. Net sales for the three months ended September 30, 2003 increased 154% to approximately $29,189,000, compared with approximately $11,475,000 for the same period in 2002. The increase in sales was due to additional products available in 2003 and increased market acceptance of rubber track machines. In the third quarter of 2003, the Company was selling three models of undercarriages to Caterpillar Inc. (Caterpillar) for the jointly developed Multi-Terrain Loader (MTL) product line manufactured by Caterpillar. In the third quarter of 2002, the Company sold only one model of undercarriage to Caterpillar due to a production issue experienced by Caterpillar unrelated to ASV's undercarriages. The Company also experienced increased sales of its ASV branded products during the third quarter of 2003, due, in part, to one additional model, the RC-100 Posi-Track, which went into production in the first quarter of 2003. In addition, the Company experienced increased sales of service parts during the third quarter of 2003 as the number of machines in the field continues to increase. Included in this increase was approximately $450,000 of MTL service parts to Caterpillar as the Company began supplying Caterpillar distribution facilities with MTL service parts during the third quarter of 2003. Caterpillar dealers now order MTL service parts directly from Caterpillar rather than ASV.

         Gross Profit. Gross profit for the three months ended September 30, 2003 was approximately $6,512,000, or 22.3% of net sales, compared to approximately $2,122,000, or 18.5% of net sales, for the same period in 2002. The increase in gross profit percentage was due a shift in the mix of products sold during the third quarter of 2003. The Company sold a greater percentage of higher margin undercarriages and ASV branded products during the third quarter of 2003 as compared with the third quarter of 2002. The increased sale of service parts also contributed to the increased gross profit percentage as service parts generally carry a higher gross profit percentage than whole goods.

         Selling, General and Administrative Expenses. Selling, general and administrative (S, G & A) expenses increased from approximately $1,121,000, or 9.8% of net sales, in the third quarter of 2002, to approximately $1,511,000, or 5.2% of net sales, in the third quarter of 2003. The increase in S, G & A expenses was due primarily to increased commissions paid to the Company's sales force. The decrease in S, G & A expenses, when expressed as a percentage of net sales, was due to undercarriage sales to Caterpillar not requiring the same level of S, G & A expenses as sales to ASV's independent dealers.

         Research and Development Expenses. Research and development expenses decreased from approximately $249,000 in the third quarter of 2002 to approximately $193,000 in the third quarter of 2003. The decrease was due to the Company completing the development of undercarriages for Caterpillar's MTL product line in 2002.

         Net Earnings. Net earnings for the third quarter of 2003 were approximately $3,079,000, compared with approximately $527,000 for the third quarter of 2002. The increase was primarily a result of significantly increased sales and an increased gross profit percentage, offset in part by increased operating expenses and a higher effective income tax rate.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

         Net Sales. Net sales for the nine months ended September 30, 2003 increased 117%, to approximately $70,215,000 compared with approximately $32,366,000 for the same period in 2002. This increase was due primarily to increased sales of MTL undercarriages to Caterpillar in 2003. The Company is selling three models of MTL undercarriages to Caterpillar for use on five models of MTLs in 2003. In contrast, the Company was only selling two models of undercarriages for use on four MTL models in 2002. In addition, during 2002, ASV only supplied MTL undercarriages to Caterpillar during the second and third quarters, as Caterpillar had placed its MTLs on production hold for the first quarter, thereby preventing ASV from shipping undercarriages in the first quarter of 2002. Also contributing to the sales increase in 2003 were increased sales of the Company's RC-50 and RC-100 Posi-Track products due to increased popularity and increased market acceptance. Offsetting these increases were decreases in the sales of ASV's model 4810 Posi-Track and 2800 series Posi-Tracks in 2003. The Company believes these decreases were due to the introduction of the RC-100 Posi-Track in January of 2003 and the introduction of additional MTL models in 2002 and 2003.

         Gross Profit. Gross profit for the nine months ended September 30, 2003 was approximately $14,648,000, or 20.9% of net sales, compared with approximately $7,019,000, or 21.7% of net sales, for the nine months ended September 30, 2002. The increased gross profit was due to the increased sales experienced in 2003. The decrease in the gross profit percentage for the nine month period ended September 30, 2003 was due primarily to a greater number of lower margin MTL undercarriages sold in 2003.

         Selling, General and Administrative Expenses. S, G & A expenses increased from approximately $3,706,000, or 11.4% of net sales, for the nine months ended September 30, 2002, to approximately $4,555,000, or 6.5% of net sales, for the nine months ended September 30, 2003. The increase in expenses was due primarily to two factors. First, the Company had increased marketing costs related to the introduction of new products and the Company's marketing efforts to rental facilities in 2003. Second, commissions to ASV's sales force increased in 2003 due to the increased sales. In addition,in the second quarter of 2002, selling, general and administrative expenses were lower than historical levels due primarily to the reversal of a portion of a remarketing reserve during the second quarter of 2002. The Company had previously established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to Company. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to have certain of these machines returned to ASV for use in its new rental program which began in the second quarter of 2002. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $148,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $148,000.

         Research and Development Expenses. Research and development expenses decreased from approximately $1,631,000 for the nine months ended September 30, 2002 to approximately $557,000 for the nine months ended September 30, 2003. The decrease was due to the Company completing the development of undercarriages for Caterpillar's MTL product line in 2002.

         Net Earnings. Net earnings for the nine months ended September 30, 2003 increased to approximately $6,132,000 from approximately $1,175,000 for the nine months ended September 30, 2002. The increase was primarily a result of significantly increased sales and decreased operating expenses, offset in part by a decreased gross profit percentage and a higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had working capital of approximately $53.9 million compared with approximately $47.4 million at December 31, 2002, an increase of approximately $6.5 million. Cash and short-term investments increased approximately $10.5 million due to increased sales, better accounts receivable collection, proceeds received from the Company's used equipment auction and proceeds received from the exercise of stock options. Accounts receivable increased approximately $7.3 million due to the increased sales experienced during 2003. Inventories decreased approximately $5.0 million during 2003, due primarily to the sale of finished goods and used equipment in inventory at December 31, 2002. Current liabilities increased approximately $5.7 million due primarily to increased accounts payable from increased production levels. In addition, the Company's income taxes payable increased approximately $1.5 million due to increased profitability in 2003.

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

         In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The initial amount of the note was $800,000 and is due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. As of October 31, 2003, the customer was six payments in arrears under this note. The Company anticipates it may refinance the existing note balance over a term not to exceed 60 months with payments due in monthly principal installments plus interest at the prime rate plus 2%. The Company has also obtained a security interest in the machines that have not yet been sold by the customer. In addition, the customer has agreed to remit payment to the Company for any machines it sells, which the customer has been doing.

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

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and receives payment from the finance company at that time. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment should the rental facility choose not to make the residual payment. At that point, ASV would take possession of the equipment. As of September 30, 2003, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $165,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

         Through June 30, 2003, the lease agreement between the rental facility and the finance company provided the rental facility a 90-day period during which any rental income generated was split between the rental facility and ASV. After the 90-day period expired, the rental facility had the option of terminating the lease, in which case ASV was responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elected to continue the lease, ASV refunded any rental payments received during the 90-day period.

         Beginning July 1, 2003, this rental program was revised such that all new leases between the finance company and the rental facility did not include the lease termination option after the initial 90-day period. As of September 30, 2003, the Company was still responsible for the remarketing of approximately $1,321,000 of machines and attachments. The Company has accrued the estimated costs to remarket these machines and attachments as of September 30, 2003 and does not anticipate it will incur any loss as a result of marketing these machines and attachments.

         In October 2003, the Company's 2002 stock repurchase program expired. On October 14, 2003, the Company's Board of Directors approved a new stock repurchase program whereby ASV may repurchase up to $10 million of its common stock in the open market. The Company intends to fund any repurchases with available funds. The repurchase program is expected to last until October 14, 2004 or until such amount of common stock is repurchased. The Company had repurchased 195,580 shares of its common stock under all prior repurchase programs at an aggregate purchase price of approximately $1,974,000.

         On October 21, 2003 ASV issued an Acceleration Notice to Caterpillar with respect to 1,040,069 shares of ASV's common stock issuable pursuant to the warrant issued to Caterpillar. As a result of the Acceleration Notice, Caterpillar has 75 days to exercise its rights to purchase 1,040,069 newly issued shares of ASV common stock at $21.00 per share under its warrant with ASV, or lose the ability to acquire those shares under the terms of the warrant.

         The Company believes the revenues it is reporting in this Current Report on Form 10-Q will allow for the issuance of a second Acceleration Notice to Caterpillar with respect to an additional 2,054,426 shares of ASV's common stock issuable pursuant to the warrant issued to Caterpillar. Should the Company issue this second Acceleration Notice, Caterpillar would have 75 days from the date of the second Acceleration Notice to exercise its rights to purchase the additional 2,045,426 newly issued shares of ASV common stock at $21.00 per share under its warrant with ASV, or lose the ability to acquire those shares under the terms of the warrant.

         The Company believes cash expected to be generated from operations, its existing cash and short-term investments, together with its available, unused $10 million credit line, will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-Q regarding ASV's future sales levels, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to its Current Report on Form 10-Q for the period ended June 30, 2003.

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

         Changes in Internal Controls. During our third fiscal quarter, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         10.17 Fifth Amendment to Credit Agreement dated June 1, 20021 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

         10.18 Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (q)

         10.19 Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (r)

         10.20** Marketing Agreement dated March 13, 2003 between Jacobsen, a division of Textron, Inc., and the Company (s)

         10.21 Business Loan Agreement dated July 7, 2003 between Wells Fargo Bank Minnesota, N.A. and the Company (t)

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

         99       Risk Factors (t)

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

                  (t) Incorporated by reference to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-25620) filed electronically August 14, 2003.

                  * Indicates management contract or compensation plan or arrangement.

                  ** Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

         (b)    REPORTS ON FORM 8-K

         The following current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003:

         Current Report on Form 8-K dated July 10, 2003, reporting under Item 9. "Regulation FD Disclosure" that on July 10, 2003 ASV issued a press release announcing its preliminary net sales and earnings per share for the second quarter of 2003. ASV announced its final results for the second quarter of 2003 would be released the morning of Thursday, July 24, 2003. In addition, ASV announced it will hold a conference call to discuss its final results for the second quarter of 2003 at 9 a.m. Central time on Thursday, July 24, 2003.

         Current Report on Form 8-K dated July 24, 2003, reporting under Item 9. "Regulation FD Disclosure" that on July 24, 2003, ASV issued a press release disclosing its financial results for the three and six months ended June 30, 2003. In addition, the press release contained information regarding a conference call to be held July 24, 2003 during which ASV intends to discuss its financial results for the three months ended June 30, 2003 and its outlook for the remainder of fiscal 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 A.S.V., INC.


Dated: November 7, 2003          By /s/ Gary Lemke
                                 ----------------------------------------------
                                   Gary Lemke
                                   President


Dated: November 7, 2003          By /s/ Thomas R. Karges
                                 ----------------------------------------------
                                    Thomas R. Karges
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                   METHOD OF FILING
   11         Statement re: Computation of Per Share Earnings...................  Filed herewith electronically

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