Form 10-K
period 2003-12-31
ASV INC /MN/
filed 2004-03-15
CIK 926763

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to____________.

                         Commission file number: 0-25620

                                  A.S.V., INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                                            41-1459569
                    ---------                                            ----------
         State or other jurisdiction of                      I.R.S. Employer Identification No.
         incorporation of organization

840 LILY LANE, P.O. BOX 5160, GRAND RAPIDS, MN 55744                   (218) 327-3434
----------------------------------------------------           ------------------------------
       Address of principal executive offices                  Registrant's telephone number,
                                                                     including area code

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE
                               Title of each class

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                               Title of each class

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

         Based on the closing sale price at June 30, 2003 of $14.54, the aggregate market value of the registrant's Common Stock held by nonaffiliates was $96,579,231.

         As of February 27, 2004, 12,643,649 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's Proxy Statement for its June 4, 2004 Annual Meeting, which will be filed by April 29, 2004, are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. A.S.V., Inc. and A.S.V. Distribution, Inc. are collectively referred to herein as "ASV" or the "Company."

         ASV designs, manufactures and sells track-driven all-season vehicles. The Company has two principal product lines, the R-Series Posi-Track(TM) product line and the Multi-Terrain Loader, or MTL, undercarriage product line. Both of these product lines use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. The Company's products are versatile machines used in the construction, agricultural, landscaping, trail grooming and maintenance, vineyard, military, wildlife management and other markets. The Company's MTL undercarriages are sold to Caterpillar as a primary component on Caterpillar's MTL product line.

CURRENT YEAR DEVELOPMENTS

         New Models

         In January 2003, the Company introduced three new models in its R-Series product line, the RC-30 Turf Edition, the RC-50 Turf Edition and the RC-100. The R-Series Turf Edition products have smooth, green, rubber tracks that allow the equipment to leave grass virtually unharmed, while also providing excellent traction for digging and grading. Turf Edition products became available in the second quarter of 2003. The RC-100 is the largest model in the R-Series product line, with more features and power than any other R-Series product. The Company began production of the RC-100 in March 2003.

         In the first quarter of 2003, the Company began manufacturing the third and final planned undercarriage for use by Caterpillar on its MTL product line. This undercarriage is manufactured and sold to Caterpillar pursuant to an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs, which was entered into in October 2000. The product line, which includes five new models, features Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System(TM) rubber track undercarriage. The machines complement existing models in both ASV's and Caterpillar's current product lines. They are being sold through the Caterpillar dealer network. The Company began manufacturing the undercarriage for use on two of the MTLs in the second quarter of 2001. The Company began manufacturing the undercarriage for use on two additional MTLs in the second quarter of 2002.

         In January 2004, the Company introduced two new models in its R-Series Posi-Track product line, the RC-60 and the RC-85. The RC-60 is built on the RC-50 platform, but features a turbo-charged 60 horsepower engine and greater operating capacities than the RC-50. The RC-85 is built on the RC-100 platform and features an 85 horsepower naturally aspirated engine and has fewer features than found on the RC-100. The RC-60 has a list price $5,000 higher than the RC-50 and the RC-85 has a list price $5,000 less than the RC-100. Both the RC-60 and RC-85 went into production in the first quarter of 2004.

         Agreement with Jacobsen

         In February 2003, the Company entered into a sales alliance with Jacobsen (a Textron company). Under the alliance, Jacobsen direct dealers market the ASV RC-30 and RC-50 Turf Edition(TM) all-surface loaders designed for the golf and sports turf markets. The R-Series Turf Edition All-Surface Loaders are available primarily through Jacobsen dealers. Jacobsen and ASV entered into a formal marketing agreement in March 2003.

         Stock Repurchase Plan

         In October 2003, the Company authorized a stock buy-back program under which ASV may repurchase up to $10 million of its common stock in the open market. Through February 27, 2004, no repurchases have been made under this program. Under previous programs, the most recent of which expired in September 2003, the Company repurchased 195,580 shares of its own common stock at an aggregate purchase price of approximately $1,974,000.

         Caterpillar Warrant

         In October 2003, the Company issued a warrant acceleration notice to Caterpillar covering approximately one million shares of its common stock. Under the acceleration notice, Caterpillar had 75 days from the date issued to either purchase the number of shares subject to the acceleration notice at $21.00 per share, or lose the ability to purchase the shares under the terms of the warrant. On January 5, 2004, Caterpillar purchased the shares subject to the acceleration notice.

         In November 2003, the Company issued a second warrant acceleration notice to Caterpillar covering approximately two million shares of its common stock. Under the second acceleration notice, Caterpillar had 75 days from the date issued to either elect to purchase the number of shares subject to the acceleration notice at $21.00 per share, or lose the ability to purchase the shares under the terms of the warrant. In January 2004, prior to the expiration of the second acceleration notice, ASV repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of February 27, 2004, Caterpillar owned 24.8% of the Company's outstanding common stock.

         Polaris Industries, Inc.

         In January 2004, the Company elected to terminate its alliance with Polaris Industries Inc. (Polaris), in accordance with the terms of its agreement with Polaris. The termination became effective March 1, 2004.

MARKETS FOR THE COMPANY'S PRODUCTS

         The Company believes its R-Series products are very versatile and can be used in a wide variety of applications. The main markets the Company expects these products to be sold into include the construction, landscape and agriculture markets. The Company's products have also been used for trail grooming and maintenance and wildlife management. In addition, the Posi-Track model MD-70 is being sold for use in specialty military applications.

         The Company also believes its R-Series products are ideal for the rental equipment market. The design of the Company's products make them very easy to learn how to operate, especially for those individuals not familiar with the operation of similarly sized equipment.

         The Company's MTL undercarriage products are a primary component in Caterpillar's MTL products which are used in a wide variety of applications, including construction, excavation, landscape, demolition and material handling.

BENEFITS OF A RUBBER TRACK UNDERCARRIAGE

         The Company's products are most often compared to skid-steer vehicles. Skid-steers are small four-wheeled vehicles that were originally designed and used primarily as loaders, but in the last decade have become increasingly more popular for a variety of functions and more versatile with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers.

         The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited as to when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A wheeled skid-steer exerts ten times or more ground pressure than the Company's products, which makes a skid-steer less suitable for operation on landscaped or groomed ground.

         Recognizing the benefits of tracked vehicles, several manufacturers have created tracks that can be placed around a skid-steer's wheels. Add-on tracks are generally steel; however, rubber add-on tracks are also available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer's ground pressure somewhat, the overall design of the Company's products gives them more versatility and less ground pressure than a skid-steer with add-on tracks.

         The Company believes its products are ideal replacements to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. The weight of the Company's products is distributed over its two tracks, which have a ground surface much greater than that of a wheeled skid-steer, which results in an average ground pressure of approximately 3 pounds per square inch, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as the Company's products. Their low ground pressure allows them to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. Low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.

         The longer track base on the Company's products also provides for a much smoother ride for the operator of the machine. In addition, the Company's products have a built-in suspension in their undercarriage design, further minimizing the effects of an uneven or rough operating surface.

         The Company believes the ability of its products to operate in conditions that would require wheeled machines to sit idle makes them a more attractive option due to greater productivity. The ability to operate when wheeled vehicles cannot extends the work season of those operators in areas where climate is a factor.

PRODUCTS - R-SERIES PRODUCTS

         The Company's has two primary product lines, the R-Series product line and the MTL undercarriage product line. All of these products utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each.

         Features

         The rubber tracks used on the Company's products are made of molded rubber reinforced with layers of nylon and polyester cord. The Company's R-Series products feature a maintenance-free suspension with no grease fittings. The Company's products primarily utilize diesel engines manufactured by Caterpillar.

         All of the Company's products are ride-on machines which adds to their safety and comfort. All of the Company's R-Series products are equipped with pilot-operated hydraulic controls. Gauges and switches are in the heads-up position for easy view and reach. Safety features include full ROPS/FOPS canopy (roll over protection structure, falling object protection structure), lap bar, seat belt and parking brake.

         The following contains a summary of the Company's current R-Series products:

         MODEL      WEIGHT (W/OUT BUCKET)      OPERATING CAPACITY*     ENGINE HORSEPOWER       LIST PRICE
         ------------------------------------------------------------------------------------------------
         RC-30             2,935 lbs                 800 lbs                    31.5             $21,950

         RC-50             4,750 lbs                 1,500 lbs                  50                28,950

         RC-60             5,500 lbs                 1,900 lbs                  60                33,950

         RC-85             8,800 lbs                 3,400 lbs                  86                43,950

         RC-100            9,200 lbs                 3,800 lbs                  99.5              48,950

         *Operating capacity shown is based on 50% of tipping load.

         All machines shown above have no more than 3.5 pounds per square inch ground pressure.

         The RC-30 and RC-50 Turf Edition products have the same specifications as the RC-30 and RC-50 listed above, but are equipped with smooth, non-treaded rubber tracks.

         Most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments to be used on all similarly equipped vehicles. The Company's products utilize this standard quick-attach mechanism which enables them to operate the attachments used by skid-steers. The Company's products are also designed for use with a dozer attachment. The Company believes its products provide a more stable platform on which these attachments can operate, due to their significantly longer track base in contact with the ground, compared to the wheel base of a typical wheeled skid-steer.

         In addition to the attachments already available on the market from other manufacturers, the Company also manufactures and sells attachments for its products for special functions not performed by other competing vehicles. Because skid-steers are not designed for performing dozer functions, dozers have traditionally been separate, single-function vehicles. However, because of their rubber track and design, the Company's products are able to perform dozer functions with the dozer attachment manufactured and sold by the Company. The Company also modifies a mower attachment for the Posi-Track and designs, manufactures and sells other attachments for special purposes.

         All of the Company's R-Series products can be equipped with various options such as cab enclosure, heater, air conditioner, horn and back-up alarm.

PRODUCTS - MTL UNDERCARRIAGES

         The Company manufactures rubber track undercarriages for use by Caterpillar on their Multi-Terrain Loaders (MTLs). The five models of MTLs feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The Company began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The undercarriage for the final MTL model went into production in the first quarter of 2003. The MTLs are being sold through the Caterpillar dealer network.

PRODUCTS - OTHER

         The Company has also produced the following models under the Posi-Track model name: the MD-70, the 2800 series, the HD 4500 series and the 4810. Of these models, the MD-70 is the only model the company anticipates manufacturing in the future. The Company anticipates future production will be devoted to specialty applications.

         The Company has also produced two models of machines primarily for over-the-snow applications, the Track Truck(R) and the Posi-Track DX 4530. With the increased popularity and production of the Company's R-Series products and the MTL undercarriages, the production and sales of the over-the-snow models has greatly decreased over the last several years such that sales of these products accounted for less than 1.0% of the Company's net sales for 2003, 2002 and 2001. The Company does not intend to manufacture these products in the future, but will service the existing population of machines.

SALES AND MARKETING

         The Company sells its products, other than MTL undercarriages, primarily through independent equipment dealers in the United States, Canada, Australia, New Zealand and Portugal and also through certain Caterpillar dealers in the United States and Canada. As of February 27, 2004, 157 independent dealers and 7 Caterpillar dealers sell and service the Company's products.

         The MTL products, which are Caterpillar products that incorporate the Company's undercarriages, are available only through Caterpillar dealers. In 2003, the MTL product line was available to Caterpillar dealers on a worldwide basis. In 2002, the MTL product line was available to Caterpillar's 69 North American dealers.

         In 2003, sales to Caterpillar accounted for 54% of the Company's net sales, while in 2002, sales to Caterpillar accounted for 32% of its net sales.

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and collectibility is reasonably assured. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines from the finance company, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment. At that point, ASV would take possession of the equipment. As of December 31, 2003, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $100,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payments. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

         Through June 30, 2003, the lease agreement between the rental facility and the finance company provided the rental facility a 90-day period during which any rental income generated was split between the rental facility and ASV. After the 90-day period expired, the rental facility had the option of terminating the lease, in which case ASV was only responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elected to continue the lease, ASV refunded any rental payments received during the 90-day period.

         Beginning July 1, 2003, this rental program was revised such that all new leases between the finance company and the rental facility did not include the lease termination option after the initial 90-day period. As of December 31, 2003, the Company was still responsible for the remarketing of approximately $1,144,000 of machines and attachments. The Company has accrued the estimated costs to remarket these machines and attachments as of December 31, 2003 and does not anticipate it will incur any loss as a result of marketing these machines and attachments.

         The construction, agricultural and landscape equipment industries, in which the Company's products compete, have historically been cyclical. Sales of construction, agricultural and landscape equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates, construction levels (especially housing starts) and general economic conditions. In addition, the demand for the Company's products may be affected by the seasonal nature of the activities in which they are used. Sales of the Company's products have generally been greater in the spring and summer.

         The Company has arrangements with several finance companies to finance the sale of the Company's vehicles to its dealers and end purchasers. In addition, the Company may, from time to time, offer extended payment terms on the sale of its products to its dealers, for periods up to two years.

         The Company has also agreed to assist one finance company with the costs related to remarketing certain financed equipment should it become necessary for the finance company to take possession of the equipment in the event of nonpayment by the debtor. As of February 27, 2004, the Company was not obligated to the finance company for any costs related to the remarketing of any financed equipment due to nonpayment by the debtor.

         As of February 27, 2004 and March 14, 2003, the Company had orders for approximately $16.0 million of its products.

         In 2004, the Company intends to focus its marketing efforts on increasing the number of dealer outlets for its products and also increasing the number of rental facilities that have the R-Series products available for rent.

AFFILIATION WITH CATERPILLAR

         1998-1999 Agreements

         On October 14, 1998, ASV entered into a Securities Purchase Agreement (the "Purchase Agreement") with Caterpillar, pursuant to which Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of the Company's common stock and a warrant to purchase an additional 10,267,127 newly issued shares of the Company's common stock at a price of $21.00 per share.

         In connection with entering into the Purchase Agreement, the Company and Caterpillar entered into several ancillary agreements. First, the Company and Caterpillar entered into a commercial alliance agreement (the "Commercial Alliance Agreement") pursuant to which Caterpillar is providing the Company access to its worldwide dealer network and has made various management, financial and engineering resources available to the Company. In addition, Caterpillar and the Company entered into various other agreements described below.

         The Commercial Alliance Agreement. The Commercial Alliance Agreement provides that the Company and Caterpillar will enter into certain agreements, each of which is discussed below.

         Marketing Agreement. The Marketing Agreement requires Caterpillar to provide the Company with access to its worldwide dealer network, in part, by promoting the sale of the Company's products to Caterpillar's dealers. Caterpillar is promoting ASV's products in North America and may gradually extend such promotion throughout other parts of the world. In addition, under the Marketing Agreement, Caterpillar handles orders for the Company's products and administer its warranties. In consideration for Caterpillar's services under the Marketing Agreement, ASV pays Caterpillar a commission equal to 5% of the dealer net price for complete machines (currently the 4810 model only) and 3% for replacement parts and Company-branded attachments sold to Caterpillar dealers plus the costs of certain services provided by Caterpillar. Any commissions paid to Caterpillar are included in selling, general and administrative expenses. The Marketing Agreement was entered into between Caterpillar and the Company on January 29, 1999.

         Trademark and Trade Dress License Agreement. The Marketing Agreement provides that the Company and Caterpillar may enter into a Trademark and Trade Dress License Agreement (the "License Agreement") at such time as the Company's products have been evaluated by Caterpillar and have been found to meet Caterpillar's quality and safety standards in accordance with Caterpillar's established testing and validation procedures. The Company and Caterpillar have currently chosen to focus on joint product offerings with the Caterpillar trademark (i.e. the MTL product line) rather than pursue this portion of the Marketing Agreement at the current time.

         Management Services Agreement. Under the Management Services Agreement, Caterpillar has made available to the Company general management support in connection with the day-to-day operation of its business, commercial development and marketing research services, financial planning services, such other administrative services as Caterpillar and the Company may subsequently agree to in writing, and manufacturing and engineering services. In consideration for Caterpillar's obligations under the Management Services Agreement, the Company pays Caterpillar a fee equal to Caterpillar's fully-loaded cost, as defined in the Management Services Agreement, plus an administrative surcharge (or such other fee as the parties may agree upon). Any amounts paid to Caterpillar under the Management Services Agreement are included in selling, general and administrative expenses. The Management Services Agreement remains in effect indefinitely unless otherwise terminated by the parties.

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

         2000 Agreements

         In October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTLs). The product line, which currently consists of five models, features Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The MTLs are not a commissionable product under the Commercial Alliance Agreement. The Company began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The undercarriage for the fifth MTL model went into production in the first quarter of 2003. The MTLs are being sold through the Caterpillar dealer network.

         Also in October 2000, Caterpillar purchased 500,000 additional newly issued shares of ASV common stock at $18 per share and the Company also amended the warrant issued to Caterpillar reducing the number of shares of ASV common stock available for purchase under the original warrant by 500,000 shares. The amended warrant was exercisable at any time until January 29, 2009, except that it could expire with respect to a portion of the shares in the event the Company met certain revenue levels and certain other conditions.

         Warrant Exercise and Repurchase

         In October 2003, the Company issued a warrant acceleration notice to Caterpillar covering approximately one million shares of its common stock. Under the acceleration notice, Caterpillar had 75 days from the date issued to either purchase the number of shares subject to the acceleration notice at $21.00 per share, or lose the ability to purchase the shares under the terms of the warrant. On January 5, 2004, Caterpillar purchased the shares subject to the acceleration notice.

         In November 2003, the Company issued a second warrant acceleration notice to Caterpillar covering approximately two million shares of its common stock. Under the second acceleration notice, Caterpillar had 75 days from the date issued to either elect to purchase the number of shares subject to the acceleration notice at $21.00 per share, or lose the ability to purchase the shares under the terms of the warrant. In January 2004, prior to the expiration of the second acceleration notice, ASV repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of February 27, 2004, Caterpillar owned 24.8% of the Company's outstanding common stock.

COMPETITION

         The markets in which the Company's RC-50 through RC-100 products compete are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The markets are dominated by large corporations producing models with substantial name recognition, including Case, which manufactures the Uniloader skid-steer, Ingersoll Rand which manufactures the Bobcat, Gehl, John Deere and Caterpillar. The competitors primarily produce wheeled or steel track vehicles in the markets in which the Posi-Track competes. Caterpillar, John Deere and Case sell rubber track vehicles in the medium to large sized tractor market. Ingersoll Rand manufactures three models of rubber track skid steers, two of which are slightly larger than the Company's RC-50 and one of which is comparable to the Company's RC-100. Takeuchi of Japan manufactures three models of rubber track skid-steers, two of which are larger than the Company's RC-50 and the other of which is comparable to the Company's RC-100. Takeuchi also private label manufactures these three models for Gehl and Mustang. Caterpillar manufactures five models of Multi-Terrain Loaders, for which ASV provides the rubber track undercarriage.

         The markets in which the RC-30 competes are also generally comprised of vehicles manufactured by large corporations producing models with substantial name recognition, including Toro, which manufactures the Dingo, as well as those companies listed above that manufacture skid-steer products.

         The Company expects its products to compete in the market based on, among other things: adaptability, versatility, performance, ease of operation, features, quality, size, brand loyalty, price and reputation. Some of the Company's competitors possess significantly greater resources than the Company, as well as established reputations within the industry. There is no assurance that a competitor with greater capital resources will not enter and exploit the Company's markets to the Company's detriment. The Company believes the introduction of additional competitors could enhance market acceptance of rubber track vehicles.

WARRANTY

         The Company provides a limited warranty to purchasers of its products. The warranty covers defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company's products carry a pro-rated warranty up to 1,500 hours of usage. Those components that are not manufactured by the Company are subject only to the warranty of the component manufacturer and may be greater in length than the limited warranty provided by the Company.

         The Company offers an extended warranty through an unaffiliated company. This unaffiliated company is responsible for administering and paying all warranty claims under the extended warranty program.

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

INTELLECTUAL PROPERTY RIGHTS

         During 2001, the Company was granted a patent by the U.S. Patent Office pertaining to its undercarriage and drive sprocket mechanism which expires in 2018. The Company has also applied for additional patents pertaining to its undercarriage systems. There can be no guarantee that this patent will be a deterrent to other manufacturers from producing similar technology.

         The Company has registered the trademark Track Truck(R) with the U.S. Patent and Trademark Office and claims common law trademark rights in the names Posi-Track(TM), RC-30(TM), RC-50(TM), RC-60(TM), RC-85(TM), RC-100(TM), Turf Edition(TM), Maximum Traction Support System(TM), Posi-Turn(TM) and Snow Saver(TM). Despite these protections, it may be possible for competitors or users to copy aspects of the Company's products.

         The Company believes that patent and trademark protection is less significant to its competitive position than the knowledge, ability and experience of the Company's personnel, product enhancements, new product development and the ongoing reputation of the Company.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $795,000, $1,803,000 and $2,645,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through its alliances with Caterpillar and Polaris.

         The Company's research and development expenses increased substantially in 2002 and 2001 as it worked to develop the undercarriages for the Multi-Terrain Loader products with Caterpillar as well as worked on extensions of its own product line. The development of these undercarriages was completed in 2002. The Company anticipates its research and development expenses will be in the range of 0.5% to 1% of net sales in the future and will be focused on improvements to its existing products and extensions of its product lines.

INSURANCE

         The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the life of Mr. Lemke.

EMPLOYEES

         As of February 27, 2004, the Company had 151 employees, 3 of whom are part-time. The Company's employees include 3 in management, 23 in administration, 10 in sales and marketing and 115 in manufacturing, engineering and research and development. The Company believes its relations with its employees are good. None of the Company's employees are represented by a labor union. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work at the Company's Grand Rapids facility.

WEBSITE ACCESS TO SEC REPORTS

         ASV's internet website can be found at www.asvi.com. ASV makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as well as all other reports filed by ASV with the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

         The Company's manufacturing and office facilities are located in Grand Rapids, Minnesota. These facilities consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The facilities are leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provides for monthly rental payments until January 2018, with a balloon payment of approximately $543,000 in December 2006. The Grand Rapids facility has been the Company's primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $62,500, but can be reduced or forgiven over a remaining period of two years if certain minimum employment levels are met and maintained during the applicable year.

         In 2003, the Company purchased a facility contiguous to its present facility that had been occupied by an unrelated entity and consists of 7 acres of land and a 10,000 square foot building. The Company occupied the facility in the fourth quarter of 2003 and is using it for engineering, new product development and research and development operations. The facility's purchase price of $600,000 was funded with available operating cash.

         The Company also owns a parcel of land located in Grand Rapids, Minnesota consisting of 63 acres and six buildings with a total of 47,000 square feet, which it uses for research and development testing and additional warehousing.

         In January 2004, the Company purchased a vacant manufacturing facility in Cohasset, Minnesota, approximately six miles from the Company's manufacturing facility. This facility contains approximately 90,000 square feet of manufacturing space, 18,000 square feet of office and support space and approximately 8 acres of land. The Company intends to utilize this facility in 2004 for additional manufacturing capacity. The facility's purchase price of $1.2 million was funded with available operating cash.

         The Company believes that its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

         None.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock trades on the Nasdaq Stock Market(R) under the ticker symbol ASVI. The following represents the high and low sales price for the periods indicated:

Year Ended December 31, 2003                         High             Low
                                                   -------          -------
First Quarter                                      $ 11.20          $  7.60
Second Quarter                                       15.55            10.41
Third Quarter                                        20.60            13.85
Fourth Quarter                                       37.99            19.02


Year Ended December 31, 2002                         High             Low
                                                   -------          -------
First Quarter                                      $ 13.70           $10.50
Second Quarter                                       12.70            10.80
Third Quarter                                        11.80             7.90
Fourth Quarter                                       10.20             6.55

         The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

HOLDERS

         As of February 27, 2004, the Company had approximately 210 holders of record of its Common Stock (not including beneficial holders). The Company believes it has approximately 3,400 beneficial holders of its Common Stock.

DIVIDENDS

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA

(Dollar amounts in thousands,                                   YEAR ENDED DECEMBER 31,
except per share data)                        2003         2002         2001         2000          1999
                                            ---------    ---------    ---------    ---------     --------
Net Sales..............................     $  96,387    $  44,237    $  50,081    $  43,860     $ 36,168
Net Earnings...........................         8,718        1,353          756        1,451        1,412
Net Earnings Per Share-Diluted.........           .78          .13          .07          .15          .14
Total Assets...........................        82,624       57,210       57,941       55,006       48,650
Long-Term Liabilities..................         1,845        1,980        2,013        2,117        2,197
Shareholders' Equity...................        72,280       50,467       50,571       49,763       39,096

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar's Multi Terrain Loaders. ASV's products are able to traverse nearly any terrain with minimal damage to the ground, making it effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to Caterpillar are incorporated by Caterpillar in their Multi-Terrain Loader products and sold exclusively through the Caterpillar dealer network, primarily in North America.

         ASV experienced a significant increase in sales in 2003 due to several reasons as explained below:

         o The Company believes there is a greater acceptance of rubber track machines in the marketplace as users experience the benefits that a rubber track machine can provide over a standard wheeled machine.

         o The number of companies entering into the rubber track machine market has increased in the last few years, thereby contributing to the increased awareness and market acceptance of the products.

         o ASV has increased its number of product offerings over the past few years, such that it has become easier to attract prospective dealers to carry the R-Series Posi-Track product line.

         o Caterpillar has increased the number of MTL models it offers to its dealers, from two models in 2001 to five in 2003. In addition, the number of Caterpillar dealers that are able to carry the MTL product line has increased from 16 pilot dealers in 2001 to all North American dealers (approximately 65) in 2003.

         o The current low interest rate environment has provided for easier financing by end users.

         o Recent tax legislation has provided increased depreciation allowances allowing end users to depreciate a greater portion of machine purchases in the first year of ownership, thereby potentially reducing the cost of machine ownership in the first year of operation.

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

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

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

         Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Adjustments to slow moving and obsolete inventories to the lower of cost or market are provided based on historical experience and current product demand. The Company does not believe its inventories are subject to rapid obsolescence. The Company evaluates the adequacy of the inventories' carrying value quarterly.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                          2003         2002         2001
                                                          -----        -----        -----
Net sales.......................................          100.0%       100.0%       100.0%
Gross profit....................................           21.3         19.5         18.1
Selling, general & administrative expense.......            6.4         11.4         11.7
Research & development..........................            0.8          4.1          5.3
Operating income................................           14.0          4.0          1.1
Net earnings....................................            9.0          3.1          1.5

         Net Sales. For the year ended December 31, 2003, net sales totaled $96.4 million, a 118% increase over net sales for the year ended December 31, 2002 due to several factors. First, the Company had increased shipments of undercarriages to Caterpillar for use on Caterpillar's MTL product line. Shipments increased as Caterpillar had more models available to sell during 2003
(five) compared with 2002 (two). In addition, during 2002, Caterpillar was unable to sell two models of its MTLs due to production issues unrelated to ASV's undercarriages. These production issues were resolved in 2003 and these two models were placed back into production, which resulted in increased sales of these models by Caterpillar in 2003. Second, ASV introduced a new model to its R-Series product line, the RC-100, in the first quarter of 2003. This model replaced the model 4810 Posi-Track and the RC-100 experienced three times the unit volume in 2003 that the 4810 had in 2002. Also, the Company believes the addition of the RC-100 Posi-Track has aided the sales of the Company's other models, the RC-30 and RC-50, as the increased number of product offerings has attracted an increased number of dealers that wish to carry the Company's products. Also contributing to the increased sales in 2003 was the increase in the sale of service parts, as the number of machines and MTL undercarriages continues to increase.

         For the year ended December 31, 2002, net sales totaled $44.2 million, an 11.7% decrease over net sales for the year ended December 31, 2001 due to several offsetting factors. First, the Company had no machine sales of the private label version of the RC-30 All Surface Loader under its alliance with Polaris, the ASL-300, in 2002, which had accounted for $7.9 million of sales in 2001. Second, the Company had decreased sales of its 4810 and 2800 series Posi-Tracks, due to the introduction of additional MTL models in 2002 and the continued softness in the overall construction equipment sales market. Partially offsetting these decreases were increased MTL undercarriage sales of $3.3 million, as ASV began supplying undercarriages for two additional MTL models that were introduced by Caterpillar in 2002. The Company also experienced increased sales of $8.0 million from its R-Series product line due to the introduction of the RC-50 and R-50 products in the first quarter of 2002. In addition, sales of service parts increased in 2002 as the number of machines and undercarriages in the field continued to increase.

         Gross Profit. Gross profit for the year ended December 31, 2003 was $20.5 million, or 21.3% of net sales, compared with $8.6 million, or 19.5% of net sales for 2002. The increase in gross profit was due to a combination of increased sales in 2003 as discussed above and an increase in the gross profit percentage. The increase in gross profit percentage was due to two primary factors. First, the increased sales of ASV branded machines, which generally carry a higher gross profit percentage than MTL undercarriages, help increase the gross profit percentage in 2003. Second, the Company's mix of MTL undercarriages sold in 2003 contained a greater number of higher margin undercarriages than was sold in 2002. In 2002, the Company primarily sold one model of MTL undercarriage to Caterpillar, which had the lowest gross profit percentage of the MTL undercarriages.

         For the year ended December 31, 2002, gross profit was $8.6 million, or 19.5% of net sales, compared with $9.1 million, or 18.1% of net sales, for 2001. The decrease in gross profit was due primarily to the decreased sales for 2002. The increase in the gross profit percentage was due to the following offsetting factors. First, as discussed above, the Company had no Polaris ASL-300 sales in 2002, which carry a lower gross profit than the Company's other products, thereby causing an increase in the gross profit percentage for 2002 compared to 2001. Second, the Company had increased sales of service parts in 2002, which generally carry a higher gross profit than finished goods. Offsetting these increases, the Company sold a greater concentration of lower margin MTL undercarriages in 2002 as compared to 2001 as Caterpillar was not able to produce its two larger MTL models for the majority of 2002 due to a production issue unrelated to ASV's undercarriage. In addition, the Company experienced fewer sales of its higher margin model 4810 Posi-Track as discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.2 million for the year ended December 31, 2003, compared with $5.0 million for the year ended December 31, 2002. The increase was due primarily to several factors. First, commissions to ASV's sales force increased in 2003 due to the increased sales. Second, in the second quarter of 2002, selling, general and administrative expenses were lower than historical levels due primarily to the reversal of a portion of a remarketing reserve during the second quarter of 2002. The Company had previously established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to Company. ASV had originally anticipated these machines would be remarketed to other dealers, but instead chose to have certain of these machines returned to ASV for use in its new rental program which began in the second quarter of 2002. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $184,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $184,000. Third, payroll taxes increased in 2003 due to the exercise of non-qualified stock options by employees which required the payment of the employer portion of payroll taxes by the Company. In 2002, there were no non-qualified stock options exercised due to the lower price of the Company's common stock.

         For the year ended December 31, 2002, selling, general and administrative expenses decreased 14.1% to $5.0 million compared with $5.9 million for the year ended December 31, 2001. The decreased level of expenses was due to the following two items. First, in 2001, the Company established a remarketing reserve of $250,000 as discussed above. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $184,000 in 2002. Second, the Company had decreased commissions to Caterpillar as the number of commissionable products sold to Caterpillar dealers decreased in 2002.

         Research and Development. Research and development expenses decreased to $795,000 for the year ended December 31, 2003 compared with $1,803,000 for the year ended December 31, 2002. The decrease was due to the completion of the development, testing and integration of the fifth undercarriages used in Caterpillar's MTL product line in 2002. In 2002, ASV incurred research and development expenses of $1 million related to the undercarriages used in Caterpillar's MTL product line.

         For the year ended December 31, 2002, research and development expenses decreased $843,000 to $1,803,000, compared with $2,645,000 for the year ended December 31, 2001. This decrease was due primarily to the completion of the development, testing and integration of the fifth undercarriage used in Caterpillar's MTL product line in the third quarter of 2002.

         The Company anticipates its research and development expenses will be in the range of 0.5% to 1% of net sales in the future and will be focused on improvements to its existing products and extensions of its product lines.

         Other Income (Expense). Interest expense remained relatively unchanged in 2003 compared with 2002 as debt levels and interest rates were similar in 2003 and 2002.

         Other income for the year ended December 31, 2003 decreased to $178,000, compared with $264,000 for the year ended December 31, 2002. The decrease was due to lower interest income from lower interest rates available for the Company's cash equivalents and a reduction in royalty revenues received from one of the Company's vendors as the royalty agreement expired in 2003.

         For the year ended December 31, 2002, interest expense decreased to approximately $126,000, compared with approximately $146,000 for the year ended December 31, 2001. The decrease was due to the Company refinancing approximately $784,000 of its long-term debt from 9.0% to 6.5% for a five-year term in December 2001.

         Other income was approximately $264,000 for 2002, compared with approximately $529,000 for 2001. The decrease in 2002 was due primarily to lower interest income from lower interest rates and decreased short-term investments as the Company used these investments to fund operations in 2002.

         Net Earnings. Net earnings increased for the year ended December 31, 2003 to $8.7 million, compared with $1.4 million for the year ended December 31, 2002. The increase was due to the more than doubling of net sales in 2003, combined with an increased gross profit percentage, offset in part by slightly higher operating expenses, lower non-operating income and a higher effective income tax rate.

         For the year ended December 31, 2002, net earnings increased to approximately $1,353,000, compared with approximately $756,000 in 2001. The increase in net earnings was due to lower operating expenses and an increased gross profit percentage, offset in part by decreased sales and an increased effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2003, the Company generated total cash flows of approximately $25 million, compared with a use of cash of approximately $1 million for the year ended December 31, 2002. Approximately $19 million of this increase related to cash flows generated from operations. Included in this figure was the significant increase in net earnings the Company experienced in 2003 due to a 118% increase in sales. The Company also recorded a tax benefit from the exercise of stock options and a warrant of approximately $5.6 million in 2003. This was due to a large increase in the exercise of employee stock options, a result of the increase in the price of the Company's common stock in 2003. The Company was also able to reduce its inventories by $5.1 million, the majority of which resulted from increased sales of the Company's RC-30 product in 2003. In addition, used equipment levels decreased $1.4 million as a result of the Company holding its first used equipment auction in April 2003. The Company used $1.7 million of cash to invest in property, plant and equipment. Financing activities generated an additional $7.3 million as the Company received $7 million of net proceeds from the exercise of stock options and a warrant in 2003.

         For 2004, the Company anticipates sales in the range of $130-155 million, with earnings expected to be in the range of $.95-1.15 per share on a diluted basis. The Company anticipates its 2004 sales of MTL undercarriages to Caterpillar could exceed $50 million. The Company's payment terms from Caterpillar are generally net 30 days.

         Table of Contractual Commitments

         The following table represents the Company's contractual obligations at December 31, 2003:

                                                       Payments due by period
                                  -------------------------------------------------------------
                                               Less than                              More than
Contractual Obligations             Total       1 year      1-3 Years    3-5 years     5 years
-----------------------           --------     ---------    ---------    ---------    ---------
Long-Term Debt                    $     75     $      20    $      40    $      15    $      --
Capital Lease Obligation             1,906           116          798          167          825
Operating Leases                        27             9           18    $      --    $      --
PURCHASE OBLIGATIONS                36,960        36,960    $      --    $      --    $      --
Financing Guarantee                     35            35    $      --    $      --    $      --

         Purchase obligations represent the total value of all open purchase orders for the purchase of raw materials and components used in the manufacture of the Company's products as of December 31, 2003. Financing guarantee is described in Note L to the financial statements filed in connection with this Annual Report on Form 10-K.

         Caterpillar Revenue Recognition/Gross Profit

         The Company recognizes as sales its cost for the MTL undercarriages, as defined in the alliance agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. On January 1, 2005, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for two of the three undercarriages the Company currently sells to Caterpillar. On January 1, 2006, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for the other undercarriage the Company currently sells to Caterpillar. The Company believes these revisions will not cause its overall gross profit percentage generated on the sale of MTL undercarriages in 2005 to fall below the overall gross profit percentage it generated on the sale of MTL undercarriages for the year ended December 31, 2003. The MTL undercarriages are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

          Customer Note and Financing Arrangement

          In December 2000, the Company made a sale to one customer totaling approximately $4.0 million. During 2001, this customer did not make payments in accordance with the terms of its agreement with the Company, including approximately $800,000 of machines and attachments sold by the customer for which payment was not remitted to the Company.

         In January 2002, the Company and the customer entered into a note agreement for the value of the machines that had been previously sold by the customer for which payment was not remitted to the Company. The initial amount of the note was $800,000 and the note was due in 48 monthly installments plus interest at the prime rate plus 2%, beginning March 15, 2002. The customer made payments on this note through April 2003.

         In December 2003, this customer closed on a private placement of debt and equity securities with non-affiliated investors. In connection with the closing of the private placement, the Company was paid $285,000 which was applied against the trade accounts receivable owed by this customer. The Company agreed to transfer $300,000 from the customer's accounts receivable balance to a new note. This $300,000 amount was combined with the amount owed on the existing note owed to the Company of $566,667 for a new note of $866,667. The new note bears interest at the prime rate plus 2% and is due in 60 monthly installments beginning February 2004.

         Also in December of 2003, this customer obtained financing from a non-affiliated finance company to pay its remaining accounts receivable balance owed to the Company of $589,000. The Company has guaranteed the repayment of the $589,000 to the finance company. The Company has computed the value of the guarantee at $35,000 and has recorded this amount as a reduction of net sales for the year ended December 31, 2003. A similar amount has been included in other accrued liabilities at December 31, 2003.

         Rental Program

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and collectibility is reasonably assured. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines from the finance company, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment. At that point, ASV would take possession of the equipment. As of December 31, 2003, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $100,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

         Through June 30, 2003, the lease agreement between the rental facility and the finance company provided the rental facility a 90-day period during which any rental income generated was split between the rental facility and ASV. After the 90-day period expired, the rental facility had the option of terminating the lease, in which case ASV was only responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elected to continue the lease, ASV refunded any rental payments received during the 90-day period.

         Beginning July 1, 2003, this rental program was revised to eliminate the lease termination option after the initial 90-day period. As of December 31, 2003, the Company was still responsible for the remarketing of approximately $1.1 million of machines and attachments. The Company has accrued the estimated costs to remarket these machines and attachments as of December 31, 2003 and does not anticipate it will incur any loss as a result of marketing these machines and attachments.

         Relationship with Finance Company

         The Company has affiliated itself with several finance companies that finance the sale of the Company's products. By using these finance companies, the Company receives payment for its products shortly after their shipment. The Company pays a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, generally ranging from three to twelve months, depending on the amount of down payment made by the customer. The Company is also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer. In addition, the Company does, from time to time, offer extended terms financing on the sale of certain products to its dealers for periods ranging from 90 days to two years.

         Stock Repurchase Program

         In October 2003, the Company announced a new stock buy-back program whereby ASV may repurchase up to $10 million of its common stock in the open market. The Company intends to fund the repurchases with available funds. The term of the repurchase program is through October 2004 or until such amount of common stock is repurchased. As of February 27, 2004, the Company had not made any repurchases of its common stock under this program. Under previous programs, the most recent of which expired in September 2003, the Company repurchased 195,580 shares of its own common stock at an aggregate purchase price of approximately $1,974,000.

         Caterpillar Equity Transactions

         In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.

         Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of February 27, 2004, Caterpillar owned 24.8% of the Company's outstanding common stock.

         Cash Requirements

         The Company believes cash expected to be generated from operations, cash generated from the sale of stock to Caterpillar in January 2004, its existing cash and short-term investments, together with its available, unused $10 million credit line, will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

         Forward-Looking Statements

         The statements set forth above under "Liquidity and Capital Resources" and elsewhere in this Form 10-K regarding ASV's future sales levels, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best current estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to its Current Report on Form 10-Q for the period ended June 30, 2003.

         OFF-BALANCE SHEET ARRANGEMENTS

         The Company has the following off-balance sheet arrangement as of December 31, 2003:

         To assist one of its customers in obtaining financing from a non-affiliated finance company to pay a portion of its accounts receivable balance owed to the Company, the Company has guaranteed the repayment of a $589,000 note to the finance company. The Company has computed the value of the guarantee at $35,000 and has recorded this amount as a reduction of net sales for the year ended December 31, 2003. A similar amount has been included in other accrued liabilities at December 31, 2003.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FINANCIAL STATEMENTS

         The following financial statements are attached as a separate section on pages F-1 through F-13 following the signature page of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

         SUPPLEMENTARY FINANCIAL INFORMATION

         The selected quarterly financial data is included in Note O to the consolidated financial statements filed with this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         Changes in Internal Controls. During the fourth fiscal quarter of 2003, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION



                            NUMBER OF SECURITIES            WEIGHTED AVERAGE                NUMBER OF SECURITIES REMAINING
                            TO BE ISSUED UPON               EXERCISE PRICE OF               AVAILABLE FOR FUTURE ISSUANCE UNDER
                            EXERCISE OF                     OUTSTANDING OPTIONS,            EQUITY COMPENSATION PLANS
                            OUTSTANDING OPTIONS,            WARRANTS AND RIGHTS             (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS                                             REFLECTED IN COLUMN (a))
PLAN CATEGORY               (a)                             (b)                             (c)
---------------------       -------------------------       -------------------------       -----------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS                            1,058,120       $                   12.19                                 1,459,687
                            -------------------------       -------------------------       -----------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS                                   --                             n/a                                        --
                            -------------------------       -------------------------       -----------------------------------
TOTAL                                       1,058,120       $                   12.19                                 1,459,687
                            -------------------------       -------------------------       -----------------------------------

         The other information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year end.

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

         (a) (2) FINANCIAL STATEMENT SCHEDULES

                  The following items are attached as a separate section on pages S-1 and S-2 immediately following the financial statements included in this Annual Report on Form 10-K:

                  Report of Independent Certified Public Accountants on the Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

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

         10.13    Third Amendment to Credit Agreement dated June 9, 1999 between
                  Norwest Bank Minnesota North, N.A. and the Company (k)

         10.14 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

         10.15**  Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated
                  October 31, 2000 between Caterpillar Inc. and the Company (n)

         10.16** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

         10.17    Fifth Amendment to Credit Agreement dated June 1, 2001 between
                  Wells Fargo Bank Minnesota, N.A. and the Company (p)

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

         10.19 Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (r)

         10.20** Marketing Agreement dated March 13, 2003 between Jacobsen, a division of Textron, Inc., and the Company (s)

         10.21    Business Loan Agreement dated July 7, 2003 between Wells Fargo
                  Bank Minnesota, N.A. and the Company (t)

         11       Statement re: Computation of Per Share Earnings

         21       Subsidiaries (a)

         23 Consent of Grant Thornton LLP, independent certified public accountants

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

         (b) REPORTS ON FORM 8-K

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003:

         Current Report on Form 8-K dated October 21, 2003 reporting under Item
9. "Regulation FD Disclosure" that on October 21, 2003 ASV issued a press release announcing that it had issued an Acceleration Notice to Caterpillar Inc. with respect to 1,040,069 shares of ASV's common stock issuable pursuant to the warrant issued to Caterpillar. Under the terms of the Acceleration Notice, Caterpillar has 75 days to exercise its rights to purchase 1,040,069 newly issued shares of ASV common stock at $21.00 per share under its warrant with ASV, or lose the ability to acquire those shares under the terms of warrant.

         Current Report on Form 8-K dated October 22, 2003 reporting under Item
9. "Regulation FD Disclosure" that on October 22, 2003 ASV issued a press release disclosing its financial results for the three and nine months ended September 30, 2003. In addition, the press release contained information regarding a conference call to be held October 22, 2003 during which ASV intends to discuss its financial results for the three months ended September 30, 2003 and its outlook for the remainder of fiscal 2003.

         Current Report on Form 8-K dated November 12, 2003 reporting under Item
9. "Regulation FD Disclosure" that on November 12, 2003 ASV issued a press release announcing it had met the second Acceleration Goal and had issued a second Acceleration Notice to Caterpillar Inc. with respect to 2,053,426 shares of ASV's common stock issuable pursuant to the warrant issued to Caterpillar. Under the terms of the Acceleration Notice, Caterpillar has 75 days to exercise its rights to purchase 2,053,426 newly issued shares of ASV common stock at $21.00 per share under its warrant with ASV, or lose the ability to acquire those shares under the terms of warrant. This second Acceleration Notice is in addition to the Acceleration Notice issued to Caterpillar on October 21, 2003 that related to 1,040,069 newly issued shares of ASV common stock at $21.00 per share.

         Current Report on Form 8-K dated December 18, 2003 reporting under Item
9. "Regulation FD Disclosure" that on December 18, 2003, ASV issued a press release disclosing its initial financial outlook for 2004 which included a discussion of its estimated anticipated net sales and anticipated earnings per share for the twelve months ending December 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A.S.V., Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  A.S.V., INC.

                /s/ Gary Lemke                                                      Date:  March 12, 2004
         -----------------------------------------------------------------          ---------------------
         By:   Gary Lemke, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                /s/ Gary Lemke                                                      Date:  March 12, 2004
         -----------------------------------------------------------------          ---------------------
         By:  Gary Lemke, Chairman of the Board, President and Director
                (Chief Executive Officer)

                /s/ Jerome T. Miner                                                 Date:  March 12, 2004
         ---------------------------------------------------------------            ---------------------
         By:  Jerome T. Miner, Vice-Chairman of the Board and Director

                /s/ Edgar E. Hetteen                                                Date:  March 12, 2004
         ---------------------------------------------------------------            ---------------------
         By:  Edgar E. Hetteen, Vice President and Director

                /s/ James Dahl                                                      Date:  March 11, 2004
         ------------------------------------------------------------------         ---------------------
         By:  James Dahl, Director

                /s/ Leland T. Lynch                                                 Date:  March 9, 2004
         ----------------------------------------------------------------           ---------------------
         By:  Leland T. Lynch, Director

                /s/ R. E. Turner, IV                                                Date:  March 15, 2004
         -----------------------------------------------------------------          ---------------------
         By:  R. E. Turner, IV, Director

                /s/ Richard A. Benson                                               Date:  March 15, 2004
         ---------------------------------------------------------------            ---------------------
         By:  Richard A. Benson, Director

                /s/ Thomas R. Karges                                                Date:  March 12, 2004
         --------------------------------------------------------------             ---------------------
         By:  Thomas R. Karges, Chief Financial Officer

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002



                                                                        2003             2002
                                                                    ------------     ------------
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $ 29,402,756     $  4,058,091
   Short-term investments                                                305,662          739,307
   Accounts receivable (net of allowance for doubtful accounts
      of $150,000 in 2003; $75,000 in 2002)                           16,484,603       14,397,958
   Inventories                                                        26,686,707       31,834,620
   Other current assets                                                3,614,506        1,099,685
                                                                    ------------     ------------

                Total current assets                                  76,494,234       52,129,661

PROPERTY AND EQUIPMENT, net                                            6,129,922        5,080,536
                                                                    ------------     ------------

                                                                    $ 82,624,156     $ 57,210,197
                                                                    ============     ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities                         $    136,414     $    129,550
   Accounts payable                                                    6,004,890        2,838,370
   Accrued liabilities
     Compensation                                                        372,027          265,649
     Warranty reimbursements                                             491,100          555,200
     Warranties                                                          850,000          600,000
     Other                                                               645,346          374,707
                                                                    ------------     ------------
                Total current liabilities                              8,499,777        4,763,476



LONG-TERM LIABILITIES, less current portion                            1,844,858        1,979,798


COMMITMENTS AND CONTINGENCIES                                                 --               --


SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares issued or outstanding                                        --               --
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 11,053,588 in 2003; 10,063,901 in 2002          110,536          100,639
   Additional paid-in capital                                         51,751,723       38,666,925
   Retained earnings                                                  20,417,262       11,699,359
                                                                    ------------     ------------
                                                                      72,279,521       50,466,923
                                                                    ------------     ------------

                                                                    $ 82,624,156     $ 57,210,197
                                                                    ============     ============



The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




                                                 2003              2002              2001
                                             ------------      ------------      ------------

Net sales                                    $ 96,386,576      $ 44,236,876      $ 50,081,376

Cost of goods sold                             75,895,524        35,614,846        41,025,009
                                             ------------      ------------      ------------

         Gross profit                          20,491,052         8,622,030         9,056,367

Operating expenses
   Selling, general and administrative          6,177,324         5,029,307         5,857,867
   Research and development                       794,729         1,802,960         2,645,476
                                             ------------      ------------      ------------

         Operating income                      13,518,999         1,789,763           553,024

Other income (expense)
   Interest expense                              (129,359)         (126,098)         (146,031)
   Interest income                                140,366           119,712           400,202
   Other, net                                      37,897           144,752           128,473
                                             ------------      ------------      ------------

         Income before income taxes            13,567,903         1,928,129           935,668

Provision for income taxes                      4,850,000           575,000           180,000
                                             ------------      ------------      ------------

         NET EARNINGS                        $  8,717,903      $  1,353,129      $    755,668
                                             ============      ============      ============

Net earnings per common share
     Basic                                   $        .85      $        .13      $        .07
                                             ============      ============      ============

     Diluted                                 $        .78      $        .13      $        .07
                                             ============      ============      ============

Weighted average number of common shares
   outstanding
     Basic                                     10,218,793        10,170,645        10,215,855
                                             ============      ============      ============

     Diluted                                   11,185,683        10,229,057        10,352,468
                                             ============      ============      ============




The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




                                               Common stock              Additional
                                        ----------------------------       paid-in        Retained
                                           Shares          Amount          capital        earnings         Total
                                        ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2000              10,209,997    $    102,100    $ 40,070,685    $  9,590,562   $ 49,763,347
   Exercise of stock options                  21,863             219         129,609              --        129,828
   Tax benefit from exercise of stock
     options                                      --              --          55,000              --         55,000
   Cost of shares retired                    (26,554)           (266)       (270,694)             --       (270,960)
   Warrant earned                                 --              --         138,600              --        138,600
   Net earnings                                   --              --              --         755,668        755,668
                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2001              10,205,306         102,053      40,123,200      10,346,230     50,571,483
   Exercise of stock options                  18,000             180          64,449              --         64,629
   Cost of shares retired                   (159,405)         (1,594)     (1,520,724)             --     (1,522,318)
   Net earnings                                   --              --              --       1,353,129      1,353,129
                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2002              10,063,901         100,639      38,666,925      11,699,359     50,466,923
   Exercise of stock options
     and warrant, net                      1,230,192          12,302      13,753,231              --     13,765,533
   Tax benefit from exercise of stock
     options and warrant                          --              --       5,597,000              --      5,597,000
   Cost of shares retired                   (240,505)         (2,405)     (6,265,433)             --     (6,267,838)
   Net earnings                                   --              --              --       8,717,903      8,717,903
                                        ------------    ------------    ------------    ------------   ------------
Balance at December 31, 2003              11,053,588    $    110,536    $ 51,751,723    $ 20,417,262   $ 72,279,521
                                        ============    ============    ============    ============   ============



The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




                                                                           2003              2002              2001
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
   Net earnings                                                        $  8,717,903      $  1,353,129      $    755,668
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                        687,363           474,583           441,684
       Deferred income taxes                                               (747,000)          232,000           (25,000)
       Warrant earned                                                            --                --           138,600
       Tax benefit from stock option exercises                            5,597,000                --            55,000
       Changes in assets and liabilities:
          Accounts receivable                                            (2,086,645)        2,430,531        (6,270,582)
          Inventories                                                     5,147,913        (3,220,567)         (549,055)
          Other current assets                                           (1,767,821)          158,381          (256,818)
          Accounts payable                                                3,166,520           389,226           626,232
          Accrued liabilities                                               562,917          (500,899)        1,272,531
          Income taxes                                                           --          (238,284)         (201,959)
                                                                       ------------      ------------      ------------

              Net cash provided by (used in) operating activities        19,278,150         1,078,100        (4,013,699)
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                                    (1,736,749)         (760,541)         (580,144)
   Purchase of short-term investments                                      (305,662)         (734,217)       (1,766,960)
   Redemption of short-term investments                                     739,307           720,159         2,319,993
                                                                       ------------      ------------      ------------

              Net cash used in investing activities                      (1,303,104)         (774,599)          (27,111)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from long-term liabilities                                           --            98,363                --
   Principal payments on long-term liabilities                             (128,076)         (107,675)          (80,328)
   Proceeds from exercise of stock options and warrant                   13,765,533            64,629           129,828
   Retirement of common stock                                            (6,267,838)       (1,522,318)         (270,960)
                                                                       ------------      ------------      ------------

              Net cash provided by (used in) financing activities         7,369,619        (1,467,001)         (221,460)
                                                                       ------------      ------------      ------------

              Net increase (decrease) in cash and cash equivalents       25,344,665        (1,163,500)       (4,262,270)

Cash and cash equivalents at beginning of year                            4,058,091         5,221,591         9,483,861
                                                                       ------------      ------------      ------------

Cash and cash equivalents at end of year                               $ 29,402,756      $  4,058,091      $  5,221,591
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $    125,890      $    158,437      $    180,640
   Cash paid for income taxes                                          $  1,588,252      $  1,112,000      $    390,765



The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001


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

   Fair Value of Financial Instruments

   The financial statements include the following financial instruments: cash equivalents, short-term investments, accounts receivable, accounts payable and bank debt. At December 31, 2003 and 2002, the fair values of these financial instruments are not significantly different than their balance sheet carrying amounts.

   Cash Equivalents

   All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2003 and 2002, the Company had cash equivalents of approximately $24,828,000 and $3,992,000, which consisted of two money market accounts and various tax-exempt cash equivalents. The fair value of these investments approximates cost. The Company maintains cash balances at two financial institutions and, at times, these balances may be in excess of federally insured limits.


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

   Changes in the Company's allowance for doubtful accounts are as follows:

                                               December 31,
                                     ------------------------------
                                         2003              2002
                                     ------------      ------------

    Balance, beginning of year       $     75,000      $     75,000

    Bad debt expense                      144,587            89,796
    Accounts written off                  (69,587)          (89,796)
                                     ------------      ------------

    Balance, end of year             $    150,000      $     75,000
                                     ============      ============

   Included in accounts receivable at December 31, 2003 is a note receivable for approximately $867,000 from a customer. The note bears interest at prime plus 2% (effective rate of 6.0% at December 31, 2003) and is due in 60 monthly installments beginning February 2004.

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

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Warranties

   The Company provides a limited warranty to its customers. Provision for estimated warranty costs are recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the warranty liability may be required.

   Changes in the Company's warranty liability are as follows:

                                             December 31,
                                   ------------------------------
                                       2003              2002
                                   ------------      ------------

    Balance, beginning of year     $    600,000      $    500,000

    Expense for new warranties
       issued                         1,083,269         1,399,950
    Warranty claims                    (833,269)       (1,299,950)
                                   ------------      ------------

    Balance, end of year           $    850,000      $    600,000
                                   ============      ============

   During the fourth quarter of 2001, ASV negotiated a warranty reimbursement program with one of its suppliers, whereby the Company receives product at no cost over a three-year period to compensate for warranty claims incurred during 2001. During 2003 and 2002, ASV recognized a benefit of $47,200 and $324,700 under this program, recorded as an offset to warranty expense.

   Advertising Expense

   Advertising is expensed as incurred. Advertising expenses were approximately $388,000, $308,000 and $295,000 for 2003, 2002 and 2001.

   Shipping and Handling Costs

   The Company includes shipping and handling (including warehousing) costs incurred in connection with the distribution of replacement parts in selling, general and administrative expenses. Shipping and handling costs were approximately $1,018,000, $838,000 and $832,000 for 2003, 2002 and 2001.

   Research and Development

   All research and development costs are expensed as incurred.

   Employee Savings and Profit Sharing Plan

   The Company has an employee savings and profit sharing plan which permits participant salary deferrals up to certain limits set by law and provides for discretionary Company contributions. The Plan covers employees who have completed three months of service, as defined in the Plan, and who have attained the age of 20 and one-half. Company contributions were approximately $49,000, $42,000 and $41,000 for 2003, 2002 and 2001.

   Stock-Based Compensation

   At December 31, 2003, the Company has three stock-based compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

   The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions described in Note I, to its stock-based compensation plans.

                                   Year ended December 31,
                          ------------------------------------------
                              2003           2002           2001
                          ------------   ------------   ------------

    Net earnings, as
      reported            $  8,717,903   $  1,353,129   $    755,668
    Deduct: Total
      stock-based
      employee
      compensation
      determined under
      fair value based
      methods for all
      awards                   792,140        496,648        493,672
                          ------------   ------------   ------------

    Pro forma net
      earnings            $  7,925,763   $    856,481   $    261,996
                          ============   ============   ============

    Earnings per share:
      Basic - as
        reported          $       0.85   $       0.13   $       0.07
                          ============   ============   ============
      Basic - pro forma
                          $       0.78   $       0.08   $       0.03
                          ============   ============   ============
      Diluted - as
        reported          $       0.78   $       0.13   $       0.07
                          ============   ============   ============
      Diluted - pro
        forma             $       0.71   $       0.08   $       0.03
                          ============   ============   ============

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001


   Net Earnings Per Common Share

   Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

   For the years ended December 31, 2003, 2002 and 2001, 966,890, 58,412 and
   136,613 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 11,166,939 and 11,229,876 shares of common stock with a weighted average exercise price of $20.10 and $20.13 were outstanding at December 31, 2002 and 2001, but were excluded from the computation of common share equivalents because they were anti- dilutive. There were no anti-dilutive options or warrants outstanding at December 31, 2003.

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

   Reclassifications

   Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.


NOTE B - SHORT-TERM INVESTMENTS

   Short-term investments consist primarily of a diversified portfolio of taxable governmental agency bonds, which will mature in 2003. The Company considers the investments as "available-for-sale." At December 31, 2003 and 2002, cost was equal to fair value and no amount was included as a separate component of shareholders' equity.

NOTE C - INVENTORIES

   Inventories consist of the following:

                                     December 31,
                             ---------------------------
                                 2003            2002
                             ------------   ------------
    Raw materials, service
       parts and work-
       in-process            $ 16,589,121   $ 16,502,994
    Finished goods              7,385,768     10,779,010
    Used equipment
       held for resale          2,711,818      4,552,616
                             ------------   ------------

                             $ 26,686,707   $ 31,834,620
                             ============   ============

NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                     December 31,
                             ---------------------------
                                 2003           2002
                             ------------   ------------

    Land                     $    353,134   $    132,635
    Buildings and
       improvements             4,337,899      3,695,152
    Tooling                     1,730,110      1,182,839
    Machinery and
       equipment                2,366,611      2,146,664
    Vehicles                      310,400        409,739
                             ------------   ------------
                                9,098,154      7,567,029
    Less accumulated
       depreciation             2,968,232      2,486,493
                             ------------   ------------

                             $  6,129,922   $  5,080,536
                             ============   ============

NOTE E - LINE OF CREDIT

   The Company has a $10,000,000 line of credit agreement with a bank which is due on demand or July 1, 2004. The interest rate is variable at prime less one half percent (effective rates of 3.50% and 3.75% as of December 31, 2003 and 2002). As of December 31, 2003 and 2002, there were no advances on this line of credit. Any advances made under this line of credit are secured by accounts receivable and inventories. The agreement requires the Company to maintain certain financial requirements including a minimum tangible net worth level and a cash flow coverage ratio and restricts the Company from paying cash dividends. Management expects to renew the agreement at substantially the same terms and conditions.

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE F - LONG-TERM LIABILITIES

   Capital Lease Obligation

   The Company leases its manufacturing and office building from the Grand Rapids Economic Development Authority. The agreement provides for monthly payments to 2018 and a balloon payment of approximately $543,000 in December 2006.

   Future minimum lease payments under this capital lease obligation at December 31, 2003 are as follows:

    2004                              $    228,134
    2005                                   228,134
    2006                                   766,132
    2007                                   135,554
    2008                                   135,554
    Thereafter                             986,424
                                      ------------

    Total payments                       2,479,932
    Amounts representing interest
      (weighted average 6.00%)             574,070
                                      ------------
    Present value of minimum
      capitalized lease payments      $  1,905,862
                                      ============

   Asset cost related to the capital lease were $2,250,773 at December 31, 2003 and 2002. Accumulated amortization was $387,874 and $331,603 at December 31, 2003 and 2002.

NOTE G  -  PROVISION FOR INCOME TAXES

   The provision for income taxes consists of the following:

                          Year ended December 31,
                ------------------------------------------
                    2003           2002           2001
                ------------   ------------   ------------
    Current
      Federal   $  5,143,000   $    301,000   $    138,000
      State          454,000         42,000         67,000
                ------------   ------------   ------------
                   5,597,000        343,000        205,000
    Deferred        (747,000)       232,000        (25,000)
                ------------   ------------   ------------

                $  4,850,000   $    575,000   $    180,000
                ============   ============   ============

   Net deferred income tax assets (liabilities) relate to the tax effect of temporary differences as follows:

                                     December 31,
                            ----------------------------
                                2003            2002
                            ------------    ------------

    Accruals and reserves   $    230,000    $    292,000
    Net operating loss
       carryforwards           1,250,000              --
    Other                       (405,000)         36,000
                            ------------    ------------

                            $  1,075,000    $    328,000
                            ============    ============

   The net deferred tax asset is included in other current assets in the financial statements.

   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                                   2003             2002             2001
                               ------------     ------------     ------------

    Statutory federal rate             34.0%            34.0%            34.0%
    State income taxes, net
       of federal benefit               2.9              3.6              4.7
    Research and development
       tax credit                      (0.4)            (4.9)           (16.9)
    Foreign tax credit                 (0.3)            (2.8)            (4.2)
    Other                              (0.5)            (0.1)             1.6
                               ------------     ------------     ------------

                                       35.7%            29.8%            19.2%
                               ============     ============     ============

   The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

   The Company generated and fully utilized research and development and foreign tax credits during 2003, 2002 and 2001.

   At December 31, 2003, the Company has federal and state net operating loss carryforwards totaling approximately $4,488,000, which will begin to expire in 2023.

NOTE H - TRANSACTIONS WITH CATERPILLAR

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

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE H - TRANSACTIONS WITH CATERPILLAR - Continued

   The Company and Caterpillar also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company's products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both companies. Total commission expense under the agreement was approximately $88,000, $215,000 and $464,000 in 2003, 2002 and 2001.

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

   In connection with this alliance agreement, the Company has agreed to reimburse Caterpillar for their research and development costs related to the MTLs as it pertains to the combination of the Caterpillar portion of the machines with the Company's undercarriages. Total research and development costs reimbursed to Caterpillar were approximately $1,000,000 and $1,904,000 in 2002 and 2001. There were no research and development costs reimbursed to Caterpillar in 2003.

   At December 31, 2003, Caterpillar owned approximately 14% of the Company's outstanding common stock and had the right to own up to approximately 52% of the Company's common stock (assuming the exercise of all outstanding options and warrants) upon exercise of the amended warrant.

   See Note N for January 2004 transactions relating to Caterpillar's ownership.

   The Company purchases parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary related costs of two Caterpillar employees that work on the Company's behalf. In addition, the Company utilizes Caterpillar's warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers. During 2003, 2002 and 2001, total parts purchases, salary and warranty reimbursements were approximately $3,994,000, $7,140,000 and $6,877,000. Also, at December 31, 2003 and 2002, accounts payable to Caterpillar were approximately $637,000 and $1,213,000.

   When the Company ships undercarriages to Caterpillar it recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTL to Caterpillar dealers.

   During 2003, 2002 and 2001, 54%, 32% and 18% of net sales were made to Caterpillar. At December 31, 2003 and 2002, the accounts receivable balance due from Caterpillar was approximately $3,800,000 and $2,000,000.

   NOTE I  -  SHAREHOLDERS' EQUITY

   Stock Option Plans

   The Company has two stock option plans under which up to 3,375,000 shares of common stock are available for issuance. Stock options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock on the date of grant. Options generally expire seven years from the date of grant. Options granted under the plans are generally exercisable in annual installments, beginning one year from the date of grant.

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE I - SHAREHOLDERS' EQUITY - Continued

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

   Option transactions under the plans during each of the three years in the period ended December 31, 2003 are summarized as follows:

                                            Weighted
                                             Average
                                            Exercise
                             Shares           Price
                          ------------    ------------
    Outstanding at
      December 31, 2000      1,388,364    $      14.21
         Granted               143,500           11.71
         Exercised             (21,863)           5.93
         Canceled              (63,250)          13.46
                          ------------
    Outstanding at
      December 31, 2001      1,446,751           14.12
         Granted               159,500           10.95
         Exercised             (18,000)           3.59
         Canceled             (165,189)          16.11
                          ------------
    Outstanding at
      December 31, 2002      1,423,062           13.67
        Granted                534,750            8.83
        Exercised             (892,692)          12.65
        Canceled                (7,000)           9.86
                          ------------
    Outstanding at
      December 31, 2003      1,058,120    $      12.19
                          ============    ============


   At December 31, 2003, 2002 and 2001, 384,250, 1,145,937 and 1,205,501 options were exercisable with a weighted average exercise price of $16.85, $14.00 and $14.20 .

   The following information applies to grants that are outstanding at December 31, 2003:


                             Options outstanding
                   ------------------------------------------
                                    Weighted-
                      Number         average      Weighted-
      Range of     outstanding      remaining      average
      exercise          at         contractual    exercise
       prices       period end        life          price
    ------------   ------------   ------------   ------------

    $ 8.09-12.00        637,870           5.78   $       9.18
    $12.25-18.33        420,250           1.65          16.77
                   ------------
                      1,058,120                  $      12.19
                   ============                  ============


                       Options exercisable
                   ---------------------------
                      Number        Weighted-
      Range of      exercisable      average
      exercise          at          exercise
       prices       period end        price
    ------------   ------------   ------------

    $ 8.09-12.00         28,500   $      10.68
    $12.25-18.33        355,750          17.35
                   ------------
                        384,250   $      16.85
                   ============   ============

   The weighted average fair values of the options granted during 2003, 2002 and 2001 are $4.52, $5.47 and $6.34. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2003, 2002 and 2001; zero dividend yield; expected volatility of 44.8%, 40.8% and 47.3%, risk-free interest rate of 3.55%, 4.71% and 4.33% and expected lives of 6.95, 6.85 and 6.79 years.

   Shares Repurchased and Retired

   In October 2003, the Company authorized a new stock buy-back program under which the Company may repurchase up to $10,000,000 of its common stock on the open market. The Company is funding the repurchases with available funds. The repurchase program is not expected to last more than twelve months or until such amount of common stock is repurchased. No shares had been repurchased under this plan at December 31, 2003.

   During 2003, 2002 and 2001, in connection with previous repurchase agreements, the Company repurchased 13,100, 159,405 and 26,554 shares of stock for total consideration of $247,801, $1,522,318 and $270,960.

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001



NOTE J - RELATED PARTY TRANSACTION

   The Company uses a public relations firm that is affiliated with one of the Company's directors. Total fees paid to this firm in 2003, 2002 and 2001 were approximately $157,000, $188,000 and $202,000.

NOTE K - CONSULTING AGREEMENT

   The Company entered into a five year consulting agreement and issued a ten year warrant for the purchase of 337,500 shares of the Company's common stock at $7.33 per share, expiring December 1, 2006. Subsequently, an individual who contracts with the consulting firm was appointed a member of the Board of Directors. The warrant was exercised in full in December 2003.

   A fair value of $2.24 per share for this warrant was calculated on the date of grant using the average of the Black-Scholes and Shelton options-pricing models. Compensation costs were amortized over the life of the consulting agreement of $138,600 in 2001. The compensation cost was fully amortized in 2001.

NOTE L - COMMITMENTS AND CONTINGENCIES

   Lease Residual Guarantee

   The Company has guaranteed certain residual amounts of equipment financed by customers, generally 25% of the financed amount at the end of four years. Should the Company be required to make this payment, it will take title of the financed equipment. As of December 31, 2003, the total amount of future residual payments the Company may be required to make in the event of nonpayment by the customer was approximately $100,000. The Company believes the value of the acquired equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payment need to be made.

   Financing Guarantee

   The Company has guaranteed the repayment of a $589,000 note made by one of its customers to a non-affiliated finance company in payment of amounts owed to the Company by this customer. The Company has computed the value of the guarantee at $35,000 and has recorded this amount as a reduction of net sales for the year ended December 31, 2003. A similar amount has been included in other accrued liabilities at December 31, 2003.

NOTE M - MAJOR CUSTOMERS AND SUPPLIERS

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

NOTE N - SUBSEQUENT EVENTS

   In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar. (See Note H)

   Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As a result of these transactions, Caterpillar owns 24.9% of the Company's outstanding common stock.

                                  A.S.V., INC.

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE O - SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

   The following table summarizes quarterly, unaudited financial data for 2003 and 2002.

                                            2003
                    ----------------------------------------------------
Quarters               1st           2nd           3rd           4th
----------------    ----------    ----------    ----------    ----------
(Dollars in thousands, except per share data)

Net sales           $   14,612    $   26,414    $   29,189    $   26,171
Gross profit             2,804         5,332         6,512         5,843
Net earnings               768         2,285         3,079         2,585
Net earnings per
   common share
     Basic                 .08           .23           .30           .24
     Diluted               .08           .22           .29           .19



                                           2002
                   -----------------------------------------------------
Quarters              1st            2nd           3rd           4th
---------------    ----------     ----------    ----------    ----------
(Dollars in thousands, except per share data)

Net sales          $    6,178     $   14,714    $   11,475    $   11,870
Gross profit            1,425          3,472         2,122         1,603
Net earnings             (366)         1,014           527           178
(loss)
Net earnings
   (loss) per
   common share
     Basic               (.04)           .10           .05           .02
     Diluted             (.04)           .10           .05           .02

                           (GRANT THORNTON LETTERHEAD)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
A.S.V., Inc.

We have audited the accompanying consolidated balance sheets of A.S.V., Inc. as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of A.S.V., Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


Minneapolis, Minnesota
February 20, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE


Board of Directors
A.S.V., Inc.

         In connection with our audit of the consolidated financial statements of A.S.V., Inc. referred to in our report dated February 20, 2004, which is included in the Annual Report of A.S.V., Inc. on Form 10-K for the year ended December 31, 2003, we have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                                          /s/ GRANT THORNTON LLP




Minneapolis, Minnesota
February 20, 2004

                                  A.S.V., INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                 BALANCE         ADDITIONS                          BALANCE
                                BEGINNING        CHARGED TO                         END OF
ACCRUED WARRANTIES              OF PERIOD         EXPENSE      DEDUCTIONS (A)       PERIOD
------------------            ------------     ------------    --------------    ------------

2003                          $    600,000     $  1,083,269     $    833,269     $    850,000

2002                          $    500,000     $  1,399,550     $  1,299,550     $    600,000

2001                          $    450,000     $  1,278,816     $  1,228,816     $    500,000


(A)      Warranty credits issued

                                  EXHIBIT INDEX

EXHIBIT                                                                                 METHOD OF FILING
-------                                                                                 ----------------

   11             Statement re: Computation of Per Share Earnings...............    Filed herewith electronically

   23             Consent of Grant Thornton LLP, independent certified
                  public accountants............................................    Filed herewith electronically

   31.1           Certification of the Chief Executive Officer..................    Filed herewith electronically

   31.2           Certification of the Chief Financial Officer..................    Filed herewith electronically

   32.1           Certification of the Chief Executive Officer..................    Filed herewith electronically

   32.2           Certification of Chief Financial Officer......................    Filed herewith electronically