Form 10-Q
period 2004-03-31
ASV INC /MN/
filed 2004-05-07
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                       41-1459569
------------------------------                ----------------------------------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation of organization

          840 LILY LANE
          P.O. BOX 5160
      GRAND RAPIDS, MN 55744                             (218) 327-3434
---------------------------------------           ------------------------------
Address of principal executive offices,           Registrant's telephone number,
   including zip code                                  including area code


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
[X] Yes [ ] No

         As of April 30, 2004, 12,655,922 shares of the issuer's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            MARCH 31,          December 31,
                                                                              2004                 2003
                                                                        ----------------     -----------------
         ASSETS

CURRENT ASSETS

   Cash and cash equivalents....................................       $      41,325,180     $      29,402,756
   Short-term investments.......................................                 310,998               305,662
   Accounts receivable, net.....................................              26,276,431            16,484,603
   Inventories..................................................              29,206,820            26,686,707
   Other current assets.........................................                 636,174             3,614,506
                                                                       -----------------     -----------------
              Total current assets                                            97,755,603            76,494,234

PROPERTY AND EQUIPMENT, net.....................................               7,432,681             6,129,922
                                                                       -----------------     -----------------

              Total Assets                                             $     105,188,284     $      82,624,156
                                                                       =================     =================

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities.....................       $         138,204     $         136,414
   Accounts payable.............................................               8,856,381             6,004,890
   Accrued liabilities
     Compensation...............................................                 488,068               372,027
     Warranty reimbursements....................................                 491,100               491,100
     Warranties.................................................               1,150,000               850,000
     Other......................................................                 642,930               645,346
   Income taxes payable.........................................                 346,105                     -
   Other current liabilities....................................                  85,000                     -
                                                                       -----------------     -----------------
              Total current liabilities                                       12,197,788             8,499,777
                                                                       -----------------     -----------------
LONG-TERM LIABILITIES, less current portion.....................               1,809,873             1,844,858
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES...................................                       -                     -

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding....................................                       -                     -
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 12,636,599 in 2004; 11,053,588 in 2003                  126,357               110,536
   Additional paid-in capital...................................              67,041,971            51,751,723
   Retained earnings............................................              24,012,295            20,417,262
                                                                       -----------------     -----------------
                                                                              91,180,623            72,279,521
                                                                       -----------------     -----------------
              Total Liabilities and Shareholders' Equity               $     105,188,284     $      82,624,156
                                                                       =================     =================


See notes to consolidated financial statements.

                                  A.S.V., INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,



                                                                              2004                 2003
                                                                       -----------------     -----------------

Net sales.....................................................         $      33,053,771     $      14,612,230
Cost of goods sold............................................                25,483,569            11,808,766
                                                                       -----------------     -----------------
         Gross profit.........................................                 7,570,202             2,803,464
Operating expenses
   Selling, general and administrative........................                 1,900,522             1,452,960
   Research and development...................................                   155,555               161,704
                                                                       -----------------     -----------------
         Operating income.....................................                 5,514,125             1,188,800
Other income (expense)
   Interest expense...........................................                   (28,609)              (36,623)
   Other, net.................................................                   179,517                37,406
                                                                       -----------------     -----------------
         Income before income taxes...........................                 5,665,033             1,189,583
Provision for income taxes....................................                 2,070,000               422,000
                                                                       -----------------     -----------------
         NET EARNINGS.........................................         $       3,595,033     $         767,583
                                                                       =================     =================
Net earnings per common share:
     Basic....................................................         $             .29     $             .08
                                                                       ==================    =================
     Diluted..................................................         $             .26     $             .08
                                                                       ==================    =================
Weighted average number of common shares outstanding:
     Basic....................................................                12,464,518            10,063,901
                                                                       =================     =================
     Diluted..................................................                13,706,606            10,113,634
                                                                       =================     =================


See notes to consolidated financial statements.

                                  A.S.V., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,


                                                                              2004                 2003
                                                                       -----------------     -----------------
Cash flows from operating activities:
   Net earnings...............................................         $       3,595,033     $         767,583
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation...........................................                   205,704               144,171
       Deferred income taxes..................................                 1,160,000                36,000
       Tax benefit from stock option exercises................                   485,000                     -
       Changes in assets and liabilities
         Accounts receivable..................................                (9,791,828)           (2,735,691)
         Inventories..........................................                (2,520,113)           (2,050,707)
         Other current assets.................................                 1,903,332               179,271
         Accounts payable.....................................                 2,851,491             2,623,263
         Accrued liabilities..................................                   413,625                (9,952)
         Income taxes payable.................................                   346,105               138,708
                                                                       -----------------     -----------------

           Net cash used in operating activities..............                (1,351,651)             (907,354)
                                                                       ------------------    ------------------

Cash flows from investing activities:
   Purchase of property and equipment.........................                (1,508,463)             (199,547)
   Purchase of short-term investments.........................                  (211,230)             (205,894)
   Redemption of short-term investments.......................                   205,894               644,307
                                                                       -----------------     -----------------

           Net cash provided by (used in) investing activities                (1,513,799)              238,866
                                                                       -----------------     -----------------

Cash flows provided by financing activities:
   Principal payments on long-term liabilities................                   (33,195)              (31,403)
   Proceeds from issuance of common stock, net................                21,826,431                     -
   Proceeds from exercise of stock options, net...............                   920,592                     -
   Retirement of common stock and warrant.....................                (7,925,954)                    -
                                                                       ------------------    -----------------

           Net cash provided by (used in) financing activities                14,787,874               (31,403)
                                                                       ------------------    -----------------

           Net increase (decrease) in cash and cash equivalents               11,922,424              (699,891)

Cash and cash equivalents at beginning of period..............                29,402,756             4,058,091
                                                                       -----------------     -----------------

Cash and cash equivalents at end of period....................         $      41,325,180     $       3,358,200
                                                                       =================     =================


Supplemental disclosure of cash flow information:

   Cash paid for interest.....................................         $          28,756     $          32,728
   Cash paid for income taxes.................................         $              85     $           4,070


See notes to consolidated financial statements.

                                  A.S.V., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited, consolidated financial statements follows:

REVENUE RECOGNITION

         A.S.V., Inc. ("ASV" or the "Company") generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonable assured. The Company considers delivery to have occurred at the time of shipment.

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

         Changes in the Company's warranty liability are as follows:


                                                                        March 31,
                                                     --------------------------------------------
                                                            2004                      2003
                                                     ------------------         -----------------

         Balance, beginning of period                $          850,000         $         600,000
         Expense for new warranties issued                      627,165                   126,031
         Warranty claims                                       (327,165)                 (126,031)
                                                     ------------------         -----------------
         Balance, end of period                      $        1,150,000         $         600,000
                                                     ==================         =================

STOCK-BASED COMPENSATION

         At March 31, 2004, the Company has three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                                  A.S.V., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)

         The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the following assumptions. The weighted average fair values of the options granted during 2004 and 2003 are $18.34 and $4.52. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2004 and 2003: zero dividend yield; expected volatility of 52.3% and 44.8%, risk-free interest rate of 3.64 and 3.55% and expected lives of 6.90 and 6.95 years.


                                                             Three Months Ended March 31,
                                                     --------------------------------------------
                                                            2004                      2003
                                                     ------------------         -----------------
         Net earnings, as reported                   $        3,595,033         $         767,583

         Less total stock-based employee
           compensation determined under
           fair value methods for all awards,
           net of income taxes                                 (222,138)                 (149,526)
                                                     ------------------         -----------------
         Pro forma net earnings                      $        3,372,895         $         618,057
                                                     ==================         =================
         Earnings per share:
           Basic - as reported                       $              .29         $             .08
                                                     ==================         =================
           Basic - pro forma                         $              .27         $             .06
                                                     ==================         =================
           Diluted - as reported                     $              .26         $             .08
                                                     ==================         =================
           Diluted - pro forma                       $              .25         $             .06
                                                     ==================         =================



NOTE 2. INVENTORIES

         Inventories consist of the following:


                                                          MARCH 31,               December 31,
                                                            2004                      2003
                                                     ------------------         -----------------
         Raw materials, service parts
         and work-in-process                         $       20,037,057         $      16,589,121
         Finished goods                                       6,555,897                 7,385,768
         Used equipment held for resale                       2,613,866                 2,711,818
                                                     ------------------         -----------------
                                                     $       29,206,820         $      26,686,707
                                                     ==================         =================



                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar Inc.'s (Caterpillar) Multi Terrain Loaders (MTL). ASV's products are able to traverse nearly any terrain with minimal damage to the ground, making it effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to Caterpillar are incorporated by Caterpillar in their MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.

         ASV experienced a significant increase in sales in the first quarter of 2004 due to several reasons as explained below:

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

          o ASV has increased its number of product offerings over the past few years thereby making it easier to attract prospective dealers to carry the R-Series Posi-Track product line.

          o Caterpillar has increased the number of MTL models it offers to its dealers from two models in 2001 to five in 2004. In addition, the number of Caterpillar dealers that are able to carry the MTL product line has increased from 16 pilot dealers in 2001 to all North American dealers (approximately 65) in 2004.

          o The current low interest rate environment has provided for easier financing by end users.

          o Recent tax legislation has provided increased depreciation allowances allowing end users to depreciate a greater portion of machine purchases in the first year of ownership, thereby potentially reducing the cost of machine ownership in the first year of operation.

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of the Company's financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

         The following table sets forth certain Statements of Earnings data as a percentage of net sales:

                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     2004             2003
                                                                 ------------     -------------
         Net sales..........................................        100.0%           100.0%
         Gross profit.......................................         22.9             19.2
         Selling, general and administrative................          5.7              9.9
         Research and development...........................          0.5              1.1
         Operating income...................................         16.7              8.1
         Net earnings.......................................         10.9              5.3


         Net Sales. For the three months ended March 31, 2004, net sales increased 126% to $33.1 million, compared with $14.6 million for the same period in 2003. This increase was primarily the result of three factors. First, sales of the Company's R-Series products increased over 300% due to the addition of two new models, the RC-60 and RC-85, in January 2004, a full quarter of sales of the RC-100 in the first quarter of 2004 versus a partial quarter in 2003, and a greater number of R-Series dealers in 2004. Sales of R-Series products represented 53%, or $17.4 million, of the Company's sales in the first quarter of 2004, compared with 29%, or $4.3 million, in the first quarter of 2003. Second, sales of the Company's undercarriages to Caterpillar for use on their MTLs increased 34% in the first quarter of 2004 compared with the same period in 2003. MTL undercarriage sales consisted of three models of undercarriages for the first quarter of 2004. In the first quarter of 2003, one undercarriage model was added during the quarter and, as such, had sales for only a portion of the quarter. Sales of undercarriages represented 34%, or $11.2 million, of the Company's sales in the first quarter of 2004, compared with 57%, or $8.3 million, in the first quarter of 2003. Third, sales of service parts more than doubled during the first quarter of 2004 compared with the first quarter of 2003 due to a greater number of machines and undercarriages in service.

         Gross Profit. Gross profit for the three months ended March 31, 2004 increased to approximately $7.6 million, compared with approximately $2.8 million for the same period in 2003, and the gross profit percentage increased from 19.2% in 2003 to 22.9% in 2004. The increase in gross profit was due primarily to the increased sales experienced during the first quarter of 2004. The increase in gross profit percentage was due primarily to a shift in the mix of products sold in the first quarter of 2004. The Company experienced a shift in sales mix from lower margin undercarriages that represented the majority of sales in the first quarter of 2003 to a greater concentration of R-Series products, which carry a higher gross profit percentage during the first quarter of 2004. The Company also implemented a $1,000 price increase on its RC-50 and RC-100 effective January 1, 2004, contributing to the increased gross margin percentage during the first quarter of 2004. The Company also believes its gross profit percentage was aided by vendor quality and cost reduction programs initiated in 2003 as well as operational efficiencies obtained from higher production volumes. Also, during the first quarter of 2003, the Company began production of the RC-100 Posi-Track and certain production inefficiencies were experienced.

         Selling, General and Administrative. Selling, general and administrative expenses increased from approximately $1.5 million, or 9.9% of net sales in the first quarter of 2003, to $1.9 million, or 5.7% of net sales in the first quarter of 2004. The increase in expenses was due primarily to increased advertising and promotion to promote the technology benefits of the Company's products, increased sales commissions from increased sales of the Company's R-Series products and the overall increase in the volume of the Company's business.

         Research and Development. Research and development expenses decreased from $162,000 in the first quarter of 2003 to approximately $156,000 in the first quarter of 2004. The decrease was due to the Company's completion of the development of the RC-60 and RC-85 products in the first quarter of 2004.

         Other Income (Expense). Interest expense for the first quarter of 2004 was similar to the first quarter of 2003 as debt levels remained relatively constant. Other income increased from approximately $37,000 in the first quarter of 2003 to approximately $180,000 for the first quarter of 2004. This increase was due primarily to greater funds available for investment in 2004, due to proceeds received from the sale of common stock to Caterpillar in January 2004 and proceeds received from the exercise of employee stock options in the fourth quarter of 2003 and net earnings generated in 2003 and 2004.

         Net Earnings. For the first quarter of 2004, net earnings were approximately $3.6 million, compared with net earnings of $768,000 for the first quarter of 2003. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses and a higher effective income tax rate. The higher effective income tax rate is due to lower anticipated research and development tax credits and a higher marginal income tax rate for anticipate earnings in excess of $10 million for 2004.

LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ended March 31, 2004, the Company generated approximately $12 million of cash, compared with using cash of approximately $700,000 for the quarter ended March 31, 2003. During the first quarter of 2004, the Company used $1.4 million of cash to fund operations, due primarily to the large increase in accounts receivable from the more than doubling of sales during the quarter. The use of cash for operations was also due to an increase in raw materials needed to satisfy its increased production levels. The Company used $1.5 million of cash to invest in property, plant and equipment, primarily consisting of the purchase of additional manufacturing space in January 2004 for $1.2 million. Financing activities generated an additional $14.8 million, due primarily to the sale of common stock to Caterpillar in January 2004, offset by the repurchase of the warrant held by Caterpillar in January 2004.

         For 2004, the Company anticipates sales in the range of $130-155 million, with earnings expected to be in the range of $.95-1.17 per share on a diluted basis. The Company anticipates its 2004 sales of MTL undercarriages to Caterpillar may exceed $50 million. The Company's payment terms from Caterpillar are generally net 30 days.

         CATERPILLAR REVENUE RECOGNITION/GROSS PROFIT

         The Company recognizes as sales its cost for the MTL undercarriages, as defined in the Commercial Alliance Agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. On January 1, 2005, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for two of the three undercarriages the Company currently sells to Caterpillar. On January 1, 2006, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for the other undercarriage the Company currently sells to Caterpillar. The Company believes these revisions will not cause its overall gross profit percentage generated on the sale of MTL undercarriages in 2005 to fall below the overall gross profit percentage it generated on the sale of MTL undercarriages for the year ended December 31, 2003. The MTL undercarriages are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

         CUSTOMER NOTE AND FINANCING ARRANGEMENT

          Included in accounts receivable at March 31, 2004 is a note receivable for approximately $867,000 from a customer. The note bears interest at the prime rate plus 2% and is due in 60 monthly installments beginning February 2004. As of April 30, 2004, the customer is current on all amounts owed the Company under this note.

         The Company has guaranteed the repayment of a $589,000 note made by this same customer to a non-affiliated finance company in payment of amounts owed to the Company by this customer. The Company has computed the value of the guarantee at $35,000 and has recorded this amount as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at March 31, 2004.

         RENTAL PROGRAM

         In October 2002, the Company began a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identifies rental facilities that will lease ASV machines from an unaffiliated finance company. ASV records the sale of the machines to the finance company when they are delivered to the rental facility and collectibility is reasonably assured. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines from the finance company, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment. At that point, ASV would take possession of the equipment. As of March 31, 2004, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $100,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

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

         Beginning July 1, 2003, this rental program was revised to eliminate the lease termination option after the initial 90-day period. As of March 31, 2004, the Company was still responsible for the remarketing of approximately $1.1 million of machines and attachments. The Company has accrued the estimated costs to remarket these machines and attachments as of March 31, 2004 and does not anticipate it will incur any loss as a result of marketing these machines and attachments.

         RELATIONSHIP WITH FINANCE COMPANIES

         The Company has affiliated itself with several finance companies that finance the sale of the Company's products. By using these finance companies, the Company receives payment for its products shortly after their shipment. The Company pays a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, over a period generally ranging from three to twelve months, depending on the amount of down payment made by the customer. The Company is also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer. In addition, the Company does, from time to time, offer extended term financing on the sale of certain products to its dealers for periods ranging from 90 days to two years.

         STOCK REPURCHASE PROGRAM

         In October 2003, the Company announced a new stock buy-back program whereby ASV may repurchase up to $10 million of its common stock in the open market. The Company intends to fund the repurchases with available funds. The term of the repurchase program is through October 2004 or until such amount of common stock is repurchased. As of April 30, 2004, the Company had repurchased 22,000 shares of its common stock under this program, at an aggregate cost of $645,000. Under previous programs, the most recent of which expired in September 2003, the Company repurchased 195,580 shares of its own common stock at an aggregate purchase price of approximately $1,974,000.

         CATERPILLAR EQUITY TRANSACTIONS

         In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.

         Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of April 30, 2004, Caterpillar owned 24.8% of the Company's outstanding common stock.

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

         FORWARD-LOOKING STATEMENTS

         The statements set forth in this "Liquidity and Capital Resources" section and elsewhere in this Form 10-Q regarding ASV's future sales levels, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

         OFF-BALANCE SHEET ARRANGEMENTS

         The Company has the following off-balance sheet arrangement as of March 31, 2004:

         To assist one of the Company's customers in obtaining financing from a non-affiliated finance company to pay a portion of its accounts receivable balance owed to the Company, ASV has guaranteed the repayment of a $589,000 note to the finance company. The Company has computed the value of the guarantee at $35,000 and has recorded this amount as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and the Company does not anticipate making such investments in the future. Transactions with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.

ITEM 4. CONTROLS AND PROCEDURES


         Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         Changes in Internal Controls. During the first fiscal quarter of 2004, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On January 5, 2004, the Company sold to Caterpillar Inc., in a cash transaction, 1,040,069 newly issued shares of the Company's common stock at a price of $21.00 per share for an aggregate purchase price of $21,841,449. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar. The common stock was sold pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). There were no underwriting discounts or commissions incurred for the sale of the common stock.

         On January 22, 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 newly issued shares of the Company's common stock. The common stock was issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act. There were no underwriting discounts or commissions incurred for the issuance of the common stock.

         The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.





                                                                       TOTAL NUMBER OF
                                                                     SHARES PURCHASED AS    APPROXIMATE DOLLAR VALUE
                            TOTAL NUMBER OF                            PART OF PUBLICLY    OF SHARES THAT MAY YET BE
                           SHARES PURCHASED    AVERAGE PRICE PAID     ANNOUNCED PLANS OR   PURCHASED UNDER THE PLANS
         PERIOD                   (1)               PER SHARE            PROGRAMS (2)             OR PROGRAMS
-------------------------- ------------------ ---------------------- --------------------- ---------------------------
01/01/04 - 01/31/04               --                   $--                    --                  $10,000,000
02/01/04 - 02/29/04               --                   $--                    --                  $10,000,000
03/01/04 - 03/31/04             22,000               $ 29.34                22,000                $ 9,354,563
TOTAL                           22,000               $ 29.34                22,000                $ 9,354,563



(1) The Company repurchased an aggregate of 22,000 shares of its common stock pursuant to the repurchase program that it publicly announced on October 22, 2003 (the "Program").

(2) The board of directors approved the repurchase by the Company of shares of the Company's common stock having a value of up to $10 million in the aggregate pursuant to the Program. The expiration date of this Program is the earlier of October 14, 2004 or until such amount of common stock is repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS


      Exhibit
      Number      Description
      -------     -----------

        3.1       Second Restated Articles of Incorporation of the Company (a)

        3.1a      Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (c)

        3.1b      Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (f)

        3.2       Bylaws of the Company (a)

        3.3       Amendment to Bylaws of the Company adopted April 13, 1999 (k)

        4.1       Specimen form of the Company's Common Stock Certificate (a)

        4.2*      1994 Long-Term Incentive and Stock Option Plan (a)

        4.3       Warrant issued to Leo Partners, Inc. on December 1, 1996 (c)

        4.4 *     1996 Incentive and Stock Option Plan (d)

        4.5 *     1996 Incentive and Stock Option Plan, as amended (e)

        4.6 *     1998 Non-Employee Director Stock Option Plan (e)

        4.7 *     Amendment to 1998 Non-Employee Director Stock Option Plan (l)

        4.8       Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (g)

        4.9       Warrant issued to Caterpillar Inc. on January 29, 1999 (h)

        4.10      Securities Purchase Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (m)

        4.11      Replacement Warrant issued to Caterpillar Inc. on October 31, 2000 (m)

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

        10.2      Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)


        10.3      Option Agreement dated July 14, 1994 between the EDA and the Company (b)

        10.4      Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (d)

        10.5      Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (d)

        10.6      Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company  (d)

        10.7 *    Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges

        10.8      Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (f)

        10.9      First Amendment to Credit Agreement dated June 30, 1998 between Norwest Bank Minnesota North, N.A. and the
                  Company (f)

        10.10     Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (g)

        10.11     Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (i)

        10.12     Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (i)

        10.13     Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the
                  Company (j)

        10.14     Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the
                  Company (l)

        10.15**   Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the
                  Company (m)

        10.16**   Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (n)

        10.17     Fifth Amendment to Credit Agreement dated June 1, 2001 between Wells Fargo Bank Minnesota, N.A. and the
                  Company (o)

        10.18     Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the
                  Company (p)

        10.19     Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the
                  Company (q)

        10.20**   Marketing Agreement dated March 13, 2003 between Jacobsen, a division of Textron, Inc., and the Company (r)

        10.21     Business Loan Agreement dated July 7, 2003 between Wells Fargo Bank Minnesota, N.A. and the Company (s)

        11        Statement re: Computation of Per Share Earnings

        21        Subsidiaries (a)

        31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



        32.1      Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                  (c) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996
                      (File No. 0-25620) filed electronically March 28, 1997.

                  (d) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
                      (File No. 0-25620) filed electronically August 13, 1997.

                  (e) Incorporated by reference to the Company's Definitive Proxy Statement for the year ended December 31, 1997
                      (File No. 0-25620) filed electronically April 28, 1998.

                  (f) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
                      (File No. 0-25620) filed electronically August 12, 1998.

                  (g) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically
                      October 27, 1998.

                  (h) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-25620) filed electronically
                      February 11, 1999.

                  (i) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
                      (File No. 0-25620) filed electronically March 26, 1999.

                  (j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
                      (File No. 0-25620) filed electronically August 9, 1999.

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

                  (n) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000
                      (File No. 0-25620) filed electronically March 30, 2001.

                  (o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
                      (File No. 0-25620) filed electronically August 13, 2001.

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

                  **  Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Exchange Act.


         (b)      REPORTS ON FORM 8-K

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004:

         Current Report on Form 8-K dated January 5, 2004 reporting under Item
9. "Regulation FD Disclosure" that on January 5, 2004, ASV issued a press release disclosing that Caterpillar Inc. had exercised its warrant for the purchase of 1,040,069 shares of ASV common stock at $21.00 per share.

         Current Report on Form 8-K dated January 22, 2004 reporting under Item
9. "Regulation FD Disclosure" that on January 22, 2004, ASV issued a press release disclosing that it had repurchased the warrant held by Caterpillar Inc. at $.88 per share, or approximately $7.2 million, plus 500,000 shares of ASV Common Stock. The Company also announced that it increased guidance for its anticipated diluted earnings per share for 2004.

         Current Report on Form 8-K dated March 2, 2004 reporting under Item 9. "Regulation FD Disclosure" that on March 2, 2004, ASV issued a press release disclosing its financial results for the three and twelve months ended December 31, 2003. In addition, the press release contained information regarding a conference call to be held March 2, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      A.S.V., INC.


Dated:  May 7, 2004                                   By /s/ Gary Lemke
                                                      --------------------------
                                                         Gary Lemke
                                                         President


Dated:  May 7, 2004                                   By /s/ Thomas R. Karges
                                                      --------------------------
                                                         Thomas R. Karges
                                                         Chief Financial Officer
                                                         (principal financial
                                                         and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT                                                                                 METHOD OF FILING
-------                                                                                 ----------------

   11             Statement re: Computation of Per Share Earnings...............    Filed herewith electronically

   31.1           Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.................    Filed herewith electronically

   31.2           Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.................    Filed herewith electronically

   32.1           Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.................    Filed herewith electronically

   32.2           Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.................    Filed herewith electronically
