Form 10-Q
period 2004-06-30
ASV INC /MN/
filed 2004-08-09
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004

                         Commission file number: 0-25620

                                  A.S.V., INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-1459569
    State or other jurisdiction of           I.R.S. Employer Identification No.
     incorporation or organization

             840 LILY LANE
            P.O. BOX 5160
        GRAND RAPIDS, MN 55744                           (218) 327-3434
Address of principal executive offices,        Registrant's telephone number,
          including zip code                         including area code

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |X| Yes |_| No

      As of July 30, 2004, 12,630,069 shares of the issuer's Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                JUNE 30,             December 31,
                                                                                  2004                  2003
                                                                              ------------           -----------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................................      $ 38,680,006           $29,402,756
   Short-term investments ..............................................         4,226,006               305,662
   Accounts receivable, net ............................................        28,032,210            16,484,603
   Inventories .........................................................        29,637,257            26,686,707
   Other current assets ................................................           880,573             3,614,506
                                                                              ------------           -----------
              Total current assets .....................................       101,456,052            76,494,234

PROPERTY AND EQUIPMENT, net ............................................         7,757,600             6,129,922
                                                                              ------------           -----------

              Total Assets .............................................      $109,213,652           $82,624,156
                                                                              ============           ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities ............................      $    140,022           $   136,414
   Accounts payable ....................................................         9,010,158             6,004,890
   Accrued liabilities
     Compensation ......................................................           439,776               372,027
     Warranty reimbursements ...........................................           491,100               491,100
     Warranties ........................................................         1,685,000               850,000
     Other .............................................................           534,122               645,346
   Income taxes payable ................................................           540,776                    --
                                                                              ------------           -----------
         Total current liabilities .....................................        12,840,954             8,499,777
                                                                              ------------           -----------

LONG-TERM LIABILITIES, less current portion ............................         1,774,604             1,844,858
                                                                              ------------           -----------

COMMITMENTS AND CONTINGENCIES ..........................................                --                    --

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ...........................................                --                    --
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 12,621,919 in 2004; 11,053,588 in 2003 ........           126,219               110,536
   Additional paid-in capital ..........................................        66,277,384            51,751,723
   Retained earnings ...................................................        28,194,491            20,417,262
                                                                              ------------           -----------
                                                                                94,598,094            72,279,521
                                                                              ------------           -----------

              Total Liabilities and Shareholders' Equity ...............      $109,213,652           $82,624,156
                                                                              ============           ===========

See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2004              2003              2004              2003
                                                                 ------------      ------------      ------------      ------------
Net sales ..................................................     $ 39,081,165      $ 26,414,478      $ 72,134,936      $ 41,026,708

Cost of goods sold .........................................       30,313,383        21,082,229        55,796,952        32,890,995
                                                                 ------------      ------------      ------------      ------------

         Gross profit ......................................        8,767,782         5,332,249        16,337,984         8,135,713

Operating expenses:
     Selling, general and administrative ...................        2,095,334         1,591,223         3,995,856         3,044,183
     Research and development ..............................          181,980           202,182           337,535           363,886
                                                                 ------------      ------------      ------------      ------------
         Operating income ..................................        6,490,468         3,538,844        12,004,593         4,727,644
Other income (expense)
     Interest expense ......................................          (28,168)          (32,053)          (56,777)          (68,676)
     Other, net ............................................          181,896            49,627           361,413            87,033
                                                                 ------------      ------------      ------------      ------------

         Income before income taxes ........................        6,644,196         3,556,418        12,309,229         4,746,001

Income taxes ...............................................        2,462,000         1,271,000         4,532,000         1,693,000
                                                                 ------------      ------------      ------------      ------------

         NET EARNINGS ......................................     $  4,182,196      $  2,285,418      $  7,777,229      $  3,053,001
                                                                 ============      ============      ============      ============

Net earnings per common share

     Basic .................................................     $        .33      $        .23      $        .62      $        .30
                                                                 ============      ============      ============      ============

     Diluted ...............................................     $        .32      $        .22      $        .58      $        .30
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding

     Basic .................................................       12,632,363        10,089,161        12,548,440        10,076,531
                                                                 ============      ============      ============      ============
     Diluted ...............................................       13,110,823        10,432,661        13,408,714        10,273,147
                                                                 ============      ============      ============      ============

See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                          2004              2003
                                                                      ------------       -----------
Cash flows from operating activities:
   Net earnings ..................................................    $  7,777,229       $ 3,053,001
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation ..............................................         442,753           316,693
       Tax benefit from stock option exercises ...................         686,000            50,000
       Deferred income taxes .....................................         720,000           100,000
       Changes in assets and liabilities:
         Accounts receivable .....................................     (11,547,607)       (5,552,518)
         Inventories .............................................      (2,950,550)        2,600,569
         Other current assets ....................................       2,013,933           318,035
         Accounts payable ........................................       3,005,268         2,491,516
         Accrued liabilities .....................................         791,525           188,195
         Income taxes payable ....................................         540,776           569,231
                                                                      ------------       -----------

Net cash provided by operating activities ........................       1,479,327         4,134,722
                                                                      ------------       -----------

Cash flows from investing activities:
   Purchase of property and equipment ............................      (2,070,431)         (598,240)
   Purchase of short-term investments ............................      (4,126,238)         (300,894)
   Redemption of short-term investments ..........................         205,894           739,307
                                                                      ------------       -----------

Net cash used in investing activities ............................      (5,990,775)         (159,827)
                                                                      ------------       -----------

Cash flows from financing activities:
   Principal payments on long-term liabilities ...................         (66,646)          (63,143)
   Proceeds from issuance of common stock, net ...................      21,826,431                --
   Proceeds from exercise of stock options, net of costs .........       1,340,311           581,600
   Retirements of common stock ...................................      (9,311,398)          (35,000)
                                                                      ------------       -----------

Net cash provided by financing activities ........................      13,788,698           483,457
                                                                      ------------       -----------

Net increase in cash and cash equivalents ........................       9,277,250         4,458,352

Cash and cash equivalents at beginning of period .................      29,402,756         4,058,091
                                                                      ------------       -----------

Cash and cash equivalents at end of period .......................    $ 38,680,006       $ 8,516,443
                                                                      ============       ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest ........................................    $     57,257       $    65,118
   Cash paid for income taxes ....................................       2,506,414           730,547

See notes to consolidated financial statements.

                                  A.S.V., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2004

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

      Changes in the Company's warranty liability are as follows:

                                                   Three months ended June 30,
                                                   ---------------------------
                                                       2004            2003
                                                   -----------       ---------
            Balance, beginning of period           $ 1,150,000       $ 600,000
            Expense for new warranties issued          929,475         237,430
            Warranty claims                           (394,475)       (187,430)
                                                   -----------       ---------

            Balance, end of period                 $ 1,685,000       $ 650,000
                                                   ===========       =========

STOCK-BASED COMPENSATION

      At June 30, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                                  A.S.V., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The weighted average fair values of the options granted during 2004 and 2003 are $18.30 and $4.52, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2004 and 2003: zero dividend yield; expected volatility of 52.3% and 44.8%, risk-free interest rate of 3.64 and 3.55% and expected lives of 6.88 and 6.95 years.

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                      -----------------------------      -----------------------------
                                                          2004             2003              2004             2003
                                                      ------------     ------------      ------------     ------------
            Net earnings, as reported                 $  4,182,196     $  2,285,418      $  7,777,229     $  3,053,001
            Less total stock-based employee
              compensation determined under
              fair value methods for all awards,
              net of income taxes                         (267,635)        (129,188)         (488,659)        (241,177)
                                                      ------------     ------------      ------------     ------------

            Pro forma net earnings                    $  3,914,561     $  2,156,230      $  7,288,570     $  2,811,824
                                                      ============     ============      ============     ============

            Earnings per share:
              Basic - as reported                     $        .33     $        .23      $        .62     $        .30
                                                      ============     ============      ============     ============
              Basic - pro forma                       $        .31     $        .21      $        .58     $        .28
                                                      ============     ============      ============     ============
              Diluted - as reported                   $        .32     $        .22      $        .58     $        .30
                                                      ============     ============      ============     ============
              Diluted - pro forma                     $        .30     $        .21      $        .54     $        .27
                                                      ============     ============      ============     ============

NOTE 2. INVENTORIES

      Inventories consist of the following:

                                                  JUNE 30,       December 31,
                                                    2004             2003
                                                -----------      -----------
            Raw materials, service parts
              and work-in-process               $21,814,541      $16,589,121
            Finished goods                        4,755,193        7,385,768
            Used equipment held for resale        3,067,523        2,711,818
                                                -----------      -----------
                                                $29,637,257      $26,686,707
                                                ===========      ===========

NOTE 3. LINE OF CREDIT

      In July of 2004, the Company elected not to renew its $10 million line of credit agreement with its primary bank.

NOTE 4. LETTER OF INTENT

      On July 20, 2004, the Company announced it had signed a non-binding letter of intent to acquire all the outstanding common stock of Loegering Mfg. Inc. (Loegering) of Casselton, North Dakota for a combination of currently existing cash and ASV common stock. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. The transaction is subject to due diligence by ASV, negotiation of a definitive acquisition agreement and satisfaction of other customary conditions to closing. The Company anticipates it will complete the transaction in the third quarter of 2004

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

      ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar Inc.'s (Caterpillar) Multi Terrain Loaders (MTL). ASV's products are able to traverse nearly any terrain with minimal damage to the ground, making it effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to Caterpillar are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.

      ASV experienced a significant increase in sales in the first half of 2004 due to several reasons as explained below:

            - The Company believes there is a greater acceptance of rubber track machines in the marketplace as users experience the benefits that a rubber track machine can provide over a standard wheeled machine.

            - The number of companies entering into the rubber track machine market has increased in the last few years, thereby contributing to the increased awareness and market acceptance of the products.

            - ASV has increased its number of product offerings over the past few years thereby making it easier to attract prospective dealers to carry the R-Series Posi-Track product line.

            - Caterpillar has increased the number of MTL models it offers to its dealers from two models in 2001 to five in 2004. In addition, the number of Caterpillar dealers that are able to carry the MTL product line has increased from 16 pilot dealers in 2001 to all North American dealers (approximately 65) in 2004.

            - The current low interest rate environment has provided for easier financing by end users.

            - Recent tax legislation has provided increased depreciation allowances allowing end users to depreciate a greater portion of machine purchases in the first year of ownership, thereby potentially reducing the cost of machine ownership in the first year of operation.

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

RESULTS OF OPERATIONS

      The following table sets forth certain Statement of Earnings data as a percentage of net sales:

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                     2004         2003             2004          2003
                                                    ------       ------           ------        ------
      Net sales ................................     100.0%       100.0%           100.0%        100.0%
      Gross profit .............................      22.4         20.2             22.6          19.8
      Selling, general and administrative ......       5.4          6.0              5.5           7.4
      Research and development .................       0.5          0.8              0.5           0.9
      Operating income .........................      16.6         13.4             16.6          11.5
      Net earnings .............................      10.7          8.7             10.8           7.4

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003.

      Net Sales. For the three months ended June 30, 2004, net sales increased 48% to $39.1 million, compared with $26.4 million for the same period in 2003. This increase was primarily the result of three offsetting factors. First, sales of the Company's R-Series products more than doubled due to the addition of two new models, the RC-60 and RC-85, in January 2004, and a greater number of R-Series dealers in 2004. Sales of R-Series products represented 58%, or $22.7 million, of the Company's sales in the second quarter of 2004, compared with 41%, or $10.8 million, in the second quarter of 2003. Second, sales of service parts more than doubled during the second quarter of 2004 compared with the second quarter of 2003 due to a greater number of machines and undercarriages in service. Offsetting these increases was a decrease of approximately $1 million in the sale of the Company's undercarriages to Caterpillar for use on its MTLs in the second quarter of 2004 compared with the same period in 2003. This decrease was a result of Caterpillar changing over its production of MTLs to a newer series in the first half of 2004.

      Gross Profit. Gross profit for the three months ended June 30, 2004 increased to $8.8 million, compared with $5.3 million for the same period in 2003, and the gross profit percentage increased from 20.2% in the second quarter of 2003 to 22.4% in the second quarter of 2004. The increase in gross profit was due primarily to the increased sales experienced during the second quarter of 2004. The increase in gross profit percentage was due primarily to a shift in the mix of products sold in the second quarter of 2004. The Company had increased sales of R-Series Posi-Track products and slightly decreased sales of MTL undercarriages in the second quarter of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company also believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in the second quarter of 2004. Offsetting these increases were steel surcharges of approximately $550,000 during the second quarter of 2004. The Company experienced no steel surcharges in the second quarter of 2003.

      Selling, General and Administrative. Selling, general and administrative expenses increased from $1.6 million, or 6.0% of net sales, in the second quarter of 2003, to $2.1 million, or 5.4% of net sales, in the second quarter of 2004.

The increase in expenses was due primarily to increased advertising and promotion to promote the technology benefits of the Company's products, increased sales commissions from increased sales of the Company's R-Series products and the overall increase in the volume of the Company's business.

      Research and Development. Research and development expenses decreased from $202,000 in the second quarter of 2003 to $182,000 in the second quarter of 2004. The decrease was due to the Company's completion of the development of the RC-60 and RC-85 products in the first quarter of 2004.

      Other Income (Expense). Other income increased from $50,000 in the second quarter of 2003 to $182,000 in the second quarter of 2004. This increase was due primarily to greater funds available for investment in 2004, due to proceeds received from the sale of common stock to Caterpillar in January 2004, proceeds received from the exercise of employee stock options and net earnings generated in 2003 and 2004.

      Net Earnings. For the second quarter of 2004, net earnings were $4.2 million, compared with net earnings of $2.3 million for the second quarter of 2003. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses and a higher effective income tax rate. The higher effective income tax rate is due to lower anticipated research and development tax credits and a higher marginal income tax rate for anticipated earnings in excess of $10 million for 2004.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

      Net Sales. Net sales for the six months ended June 30, 2004 increased 76% to $72.1million, compared with $41.0 million for the same period in 2003. This increase was primarily the result of three factors. First, sales of the Company's R-Series products increased in 2004 due to the addition of two new models in January 2004, a greater number of R-Series dealers in 2004 and a full six months of sales of the RC-100 in 2004, which was introduced in the first quarter of 2003. Second, sales of service parts more than doubled during the six months ended June 30, 2004 compared with the same period in 2003 due to a greater number of machines and undercarriages in service. Third, sales of MTL undercarriages increased slightly for the six months ended June 30, 2004. This increase was due to three models of undercarriages being sold for the first half of 2004. In 2003, one undercarriage model was added during the first quarter and, as such, had sales for only a portion of the first half of 2003.

      Gross Profit. For the six months ended June 30, 2004, gross profit increased to $16.3 million, compared with $8.1 million for the same period in 2003, and the gross profit percentage increased from 19.8% in 2003 to 22.6% in 2004. The increase in gross profit was due primarily to the increased sales experienced during the first half of 2004 as discussed above. The increase in gross profit percentage was due primarily to a shift in the mix of products sold in the second quarter of 2004. The Company had increased sales of R-Series Posi-Track products in the first half of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company also believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in the second quarter of 2004. Offsetting these increases were steel surcharges of approximately $670,000. The Company experienced no steel surcharges in the six months ended June 30, 2003.

      Selling, General and Administrative. For the six months ended June 30, 2004, selling, general and administrative expenses increased to $4.0 million, or 5.5% of net sales, compared with $3.0 million, or 7.4% of net sales, for the same period in 2003. The increase in expenses was due primarily to increased advertising and promotion to promote the technology benefits of the Company's products, increased sales commissions from increased sales of the Company's R-Series products and the overall increase in the volume of the Company's business.

      Research and Development. Research and development expenses decreased to $338,000 for the six months ended June 30, 2004, compared with $364,000 for the six months ended June 30, 2003. The decrease was due to the Company's completion of the development of the RC-60 and RC-85 products in the first quarter of 2004. The Company anticipates its spending on research and development activities will increase in the second half of 2004, to fund additional product offerings and additional applications of our track technology.

      Other Income (Expense). For the six months ended June 30, 2004, other income was $361,000, compared with $87,000 for the same period in 2003. This increase was due primarily to greater funds available for investment in 2004, due to proceeds received from the sale of common stock to Caterpillar in January 2004, proceeds received from the exercise of employee stock options and net earnings generated in 2003 and 2004.

      Net Earnings. Net earnings were $7.8 million for the six months ended June 30, 2004, compared with $3.1 million for the six months ended June 30, 2003. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses and a higher effective income tax rate. The higher effective income tax rate is due to lower anticipated research and development tax credits and a higher marginal income tax rate for anticipated earnings in excess of $10 million for 2004.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended June 30, 2004, the Company generated $9.3 million of cash, compared with $4.1 million of cash for the six months ended June 30, 2003. During the first half of 2004, the Company generated $1.5 million of cash from operations, due primarily to the increased profitability experienced in 2004 and an increase in accounts payable due to increased volume, offset in part by increased accounts receivable from the increased sales during 2004 and increased inventory levels to support higher production. The Company used $6.0 million of cash in 2004 to purchase short-term investments and invest in property, plant and equipment, consisting primarily of additional manufacturing space. Financing activities generated an additional $13.8 million in 2004, due primarily to the sale of common stock to Caterpillar in January 2004 and the exercise of employee stock options, offset by the repurchase of the warrant held by Caterpillar in January 2004 and repurchases of shares under the Company's stock repurchase program.

      ACQUISITION OF LOEGERING MFG. INC.

      On July 20, 2004, the Company announced it had signed a non-binding letter of intent to acquire all the outstanding common stock of Loegering Mfg. Inc. (Loegering) of Casselton, North Dakota for a combination of currently existing cash and ASV common stock. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. The transaction is subject to due diligence by ASV, negotiation of a definitive acquisition agreement and satisfaction of other customary conditions to closing. The Company anticipates it will complete the transaction in the third quarter of 2004 and anticipates the transaction will be accretive to earnings.

      CATERPILLAR REVENUE RECOGNITION/GROSS PROFIT

      The Company recognizes as sales its cost for the MTL undercarriages, as defined in the Commercial Alliance Agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. On January 1, 2005, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for two of the three undercarriages the Company currently sells to Caterpillar. On January 1, 2006, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for the other undercarriage the Company currently sells to Caterpillar. The Company believes these revisions may cause its overall gross profit percentage generated on the sale of MTL undercarriages in 2005 to be less than the overall gross profit percentage it has generated on the sale of MTL undercarriages for the six months ended June 30, 2004. The MTL undercarriages are not a commissionable product under the Company's Commercial Alliance Agreement with Caterpillar.

      CUSTOMER NOTE AND FINANCING ARRANGEMENT

      Included in accounts receivable at June 30, 2004 is a note receivable for approximately $867,000 from a customer. The note bears interest at the prime rate plus 2% and is due in 60 monthly installments beginning February 2004. As of July 31, 2004, the customer is current on all amounts owed the Company under this note.

      The Company has guaranteed the repayment of a $589,000 note made by this same customer to a non-affiliated finance company in payment of amounts owed to the Company by this customer. The Company has computed the value of the guarantee at $35,000 and has recorded this amount as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at June 30, 2004.

      RENTAL PROGRAM

      Through June 2004, the Company had a program to market its RC-30 and RC-50 products directly to rental facilities. Under this program, ASV identified rental facilities that would lease ASV machines from an unaffiliated finance company. ASV recorded the sale of the machines to the finance company when they were delivered to the rental facility and collectibility was reasonably assured. At the end of the four-year lease, should the rental facility elect not to purchase the leased machines from the finance company, ASV has guaranteed to pay a residual value equal to 25% of the original selling price of the financed equipment. At that point, ASV would take possession of the equipment. As of June 30, 2004, the total amount of future residual payments the Company may be required to make in the event of nonpayment by rental facilities totaled approximately $100,000. The Company believes the value of the related equipment will equal or exceed the amount of residual payment. Accordingly, the Company does not anticipate any loss will be incurred should any residual payments need to be made.

      The lease agreements between the rental facility and the finance company provided the rental facility a 90-day period during which any rental income generated was split between the rental facility and ASV. After the 90-day period expired, the rental facility had the option of terminating the lease, in which case ASV was only responsible for the costs associated with transferring the machines to another rental facility. If the rental facility elected to continue the lease, ASV refunded any rental payments received during the 90-day period.

      In June 2004, the Company terminated this rental marketing program and repurchased approximately $735,000 of machines that had not been remarketed. This amount has been recorded as a reduction of sales for the three months ended June 30, 2004 and the machines have been included in used equipment inventory at June 30, 2004 at cost. The Company does not anticipate it will incur any future loss as a result of marketing these machines.

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

      STOCK REPURCHASE PROGRAM

      In October 2003, the Company announced a new stock buy-back program whereby ASV may repurchase up to $10 million of its common stock in the open market. The Company intends to fund the repurchases with available funds. The term of the repurchase program is through October 2004 or until such amount of common stock is repurchased. During the second quarter of 2004, the Company repurchased 44,000 shares of its common stock under this program, at an aggregate cost of $1.3 million. As of July 30, 2004, the Company had repurchased 66,000 shares of its common stock under this program, at an aggregate cost of $1.9 million. Under previous programs, the most recent of which expired in September 2003, the Company repurchased 195,580 shares of its own common stock at an aggregate purchase price of $2.0 million.

      CASH REQUIREMENTS

      The Company believes cash expected to be generated from operations, cash generated from the sale of stock to Caterpillar in January 2004 and its existing cash and short-term investments will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

      FORWARD-LOOKING STATEMENTS

      The statements set forth in this "Liquidity and Capital Resources" section and elsewhere in this Form 10-Q regarding ASV's future sales levels, product mix, profitability, expense levels and liquidity, ASV's proposed acquisition of Loegering, the benefits of Loegering's products and technology and the timing of the proposed acquisition, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV's ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, satisfactory completion of ASV's due diligence investigation of Loegering, ASV's ability to successfully negotiate a definitive agreement for the acquisition of Loegering, the possible inability of ASV or Loegering to satisfy conditions to closing the proposed acquisition, the risks and uncertainties associated with successfully integrating the two companies, general market conditions, corporate developments at ASV or Caterpillar and ASV's ability to realize the anticipated benefits from its alliances with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended June 30, 2004.

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

      Changes in Internal Controls. During the second fiscal quarter of 2004, there has been no change in the Company's internal controls over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

                                                                      TOTAL NUMBER OF           APPROXIMATE DOLLAR
                                                                    SHARES PURCHASED AS        VALUE OF SHARES THAT
                             TOTAL NUMBER                            PART OF PUBLICLY          MAY YET BE PURCHASED
                              OF SHARES        AVERAGE PRICE PAID     ANNOUNCED PLANS           UNDER THE PLANS OR
         PERIOD              PURCHASED (1)          PER SHARE         OR PROGRAMS (2)                PROGRAMS
         ------              -------------     ------------------   -------------------        --------------------
04/01/04 - 04/30/04             10,277               $ 30.47                 8,000                 $9,115,209

05/01/04 - 05/31/04             36,000               $ 28.64                36,000                 $8,084,089

06/01/04 - 06/30/04              1,353               $ 30.42                    --                 $8,084,089

TOTAL                           47,630               $ 29.09                44,000                 $8,084,089

(1) The Company repurchased an aggregate of 44,000 shares of its common stock pursuant to the repurchase program that it publicly announced on October 22, 2003 (the "Program"). Also includes an aggregate of 3,630 shares of the Company's common stock that were tendered to pay the option exercise price of employee stock options exercised during the quarter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of A.S.V., Inc. was held on June 4, 2004. Matters submitted at the meeting for vote by the shareholders were as follows:

            (a)   Election of Directors.

                  The following directors were elected at the Annual Meeting, each with the following votes:

                                                       For          Against
                                                       ---          -------
                    Gary D. Lemke                  11,829,402       471,301
                    Edgar E. Hetteen               11,823,977       476,726
                    Jerome T. Miner                11,738,852       561,851
                    Leland T. Lynch                11,763,763       536,940
                    James H. Dahl                  11,839,629       461,074
                    R. E. "Teddy" Turner, IV       11,739,875       560,828
                    Richard A. Benson              11,743,073       557,630
                    Karlin S. Symons               11,772,137       528,566

            (b)   Approval of the A.S.V., Inc. 2004 Stock Incentive Plan.

                  Shareholders approved the 2004 Stock Incentive Plan with a vote of 6,019,588 votes for, 3,231,234 votes against, 8,174 shares abstaining and 3,041,707 broker non-votes.

            (c)   Ratification of Appointment of Independent Public Accountants.

                  Shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2004, with a vote of 12,256,640 votes for, 39,513 votes against and 4,550 shares abstaining.

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

      3.3         Amendment to Bylaws of the Company adopted April 13, 1999 (k)

      4.1         Specimen form of the Company's Common Stock Certificate (a)

      4.2*        1994 Long-Term Incentive and Stock Option Plan (a)

      4.3         Warrant issued to Leo Partners, Inc. on December 1, 1996 (c)

      4.4*        1996 Incentive and Stock Option Plan (d)

      4.5*        1996 Incentive and Stock Option Plan, as amended (e)

      4.6*        1998 Non-Employee Director Stock Option Plan (e)

      4.7*        Amendment to 1998 Non-Employee Director Stock Option Plan (l)

      4.8 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (g)

      4.9 Securities Purchase Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (m)

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

      10.3 Option Agreement dated July 14, 1994 between the EDA and the Company (b)

      10.4 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (d)

      10.5 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (d)

      10.6 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (d)

      10.7 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (f)

      10.8 First Amendment to Credit Agreement dated June 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (f)

      10.9 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (g)

      10.10 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (i)

      10.11 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (i)

      10.12 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (j)

      10.13 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (l)

      10.14** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (m)

      10.15** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (n)

      10.16 Fifth Amendment to Credit Agreement dated June 1, 2001 between Wells Fargo Bank Minnesota, N.A. and the Company (o)

      10.17 Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

      10.18 Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (q)

      10.19** Marketing Agreement dated March 13, 2003 between Jacobsen, a division of Textron, Inc., and the Company (r)

      10.20 Business Loan Agreement dated July 7, 2003 between Wells Fargo Bank Minnesota, N.A. and the Company (s)

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

      (B)   REPORTS ON FORM 8-K

      The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004:

      Current Report on Form 8-K filed April 22, 2004 reporting under Item 12. "Results of Operation and Financial Condition" that on April 22, 2004, ASV issued a press release disclosing its financial results for the three months ended March 31, 2004. In addition, the press release contained information regarding a conference call to be held April 22, 2004 during which ASV planned to discuss its financial results for the three months ended March 31, 2004 and its outlook for the balance of fiscal 2004.

      Current Report on Form 8-K filed June 4, 2004 reporting under Item 9. "Regulation FD Disclosure" that on June 4, 2004, ASV issued a press release disclosing its updated financial outlook for 2004 which included a discussion of its estimated anticipated net sales and anticipated earnings per share for the twelve months ending December 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 A.S.V., INC.


Dated: August 9, 2004            By /s/ Gary Lemke
                                 -----------------------------------
                                    Gary Lemke
                                    Chief Executive Officer


Dated: August 9, 2004            By /s/ Thomas R. Karges
                                 -----------------------------------
                                    Thomas R. Karges
                                    Chief Financial Officer
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

   32.2     Certification of Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.................    Filed herewith electronically

   99       Risk Factors..................................................    Filed herewith electronically