Form 10-Q
period 2004-09-30
ASV INC /MN/
filed 2004-11-09
CIK 926763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

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

               840 LILY LANE
           GRAND RAPIDS, MN 55744                        (218) 327-3434
   ---------------------------------------       ------------------------------
   Address of principal executive offices,       Registrant's telephone number,
             including zip code                        including area code

                                 NOT APPLICABLE
                                 --------------
Former name, former address and former fiscal year, if changed since last report

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

      As of October 29, 2004, 13,094,504 shares of registrant's $.01 par value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  A.S.V., INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,    December 31,
                                                                       2004             2003
                                                                  --------------   --------------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..................................   $   43,946,833   $   29,402,756
   Short-term investments .....................................        4,232,332          305,662
   Accounts receivable, net ...................................       28,312,083       16,484,603
   Inventories ................................................       29,257,453       26,686,707
   Other current assets .......................................          955,293        3,614,506
                                                                  --------------   --------------
              Total current assets ............................      106,703,994       76,494,234

PROPERTY AND EQUIPMENT, net ...................................        7,763,655        6,129,922
                                                                  --------------   --------------

              Total Assets ....................................   $  114,467,649   $   82,624,156
                                                                  ==============   ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities ...................   $      141,867   $      136,414
   Accounts payable ...........................................        7,429,059        6,004,890
   Accrued liabilities
     Compensation .............................................          384,381          372,027
     Warranty reimbursements ..................................          491,100          491,100
     Warranties ...............................................        2,045,000          850,000
     Other ....................................................          769,296          645,346
   Income taxes payable .......................................        1,714,751                -
                                                                  --------------   --------------
         Total current liabilities ............................       12,975,454        8,499,777
                                                                  --------------   --------------

LONG-TERM LIABILITIES, less current portion ...................        1,738,862        1,844,858
                                                                  --------------   --------------

COMMITMENTS AND CONTINGENCIES .................................                -                -

SHAREHOLDERS' EQUITY
     Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares outstanding ..................................                -                -
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 12,656,794 in 2004; 11,053,588 in 2003          126,568          110,536
   Additional paid-in capital .................................       67,002,415       51,751,723
   Retained earnings ..........................................       32,624,350       20,417,262
                                                                  --------------   --------------
                                                                      99,753,333       72,279,521
                                                                  --------------   --------------

              Total Liabilities and Shareholders' Equity          $  114,467,649   $   82,624,156
                                                                  ==============   ==============

See notes to consolidated financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -----------------------------   -----------------------------
                                                           2004            2003            2004           2003
                                                      -------------   -------------   -------------   -------------
Net sales ..........................................  $  40,607,328   $  29,188,649   $ 112,742,264   $  70,215,357

Cost of goods sold .................................     31,303,643      22,676,469      87,100,595      55,567,464
                                                      -------------   -------------   -------------   -------------

         Gross profit ..............................      9,303,685       6,512,180      25,641,669      14,647,893

Operating expenses:
     Selling, general and administrative ...........      2,345,209       1,510,603       6,341,065       4,554,786
     Research and development ......................        223,798         192,909         561,333         556,795
                                                      -------------   -------------   -------------   -------------

         Operating income ..........................      6,734,678       4,808,668      18,739,271       9,536,312

Other income (expense)
     Interest income ...............................        214,489          25,887         573,826          80,235
     Interest expense ..............................        (27,907)        (31,292)        (84,684)        (99,968)
     Other, net ....................................          1,599          (6,820)          3,675          25,865
                                                      -------------   -------------   -------------   -------------
         Income before income taxes ................      6,922,859       4,796,443      19,232,088       9,542,444

         Provision for income taxes ................      2,493,000       1,717,000       7,025,000       3,410,000
                                                      -------------   -------------   -------------   -------------
         NET EARNINGS ..............................  $   4,429,859   $   3,079,443   $  12,207,088   $   6,132,444
                                                      =============   =============   =============   =============
Net earnings per common share

     Basic .........................................  $         .35   $         .30   $         .97   $         .61
                                                      =============   =============   =============   =============

     Diluted .......................................  $         .34   $         .29   $         .92   $         .59
                                                      =============   =============   =============   =============

Weighted average number of common shares outstanding

     Basic .........................................     12,637,502      10,152,916      12,578,128      10,101,992
                                                      =============   =============   =============   =============
     Diluted .......................................     13,105,023      10,743,850      13,307,484      10,430,048
                                                      =============   =============   =============   =============

See notes to consolidated financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                              2004             2003
                                                          ------------     ------------
Cash flows from operating activities:
   Net earnings ........................................  $ 12,207,088     $  6,132,444
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation ....................................       681,002          489,072
       Deferred income taxes ...........................       375,000           68,000
       Tax benefit from exercise of stock options ......       950,000          232,000
       Changes in assets and liabilities:
         Accounts receivable ...........................   (11,827,480)      (7,340,993)
         Inventories ...................................    (2,570,746)       5,000,915
         Other current assets ..........................     2,284,213          513,855
         Accounts payable ..............................     1,424,169        3,777,180
         Accrued liabilities ...........................     1,331,304          450,640
         Income taxes payable ..........................     1,714,751        1,475,148
                                                          ------------     ------------

Net cash provided by operating activities ..............     6,569,301       10,798,261
                                                          ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment ..................    (2,314,735)      (1,485,638)
   Purchase of short-term investments ..................    (4,232,332)        (305,662)
   Redemption of short-term investments ................       305,662          739,307
                                                          ------------     ------------

Net cash used in investing activities ..................    (6,241,405)      (1,051,993)
                                                          ------------     ------------

Cash flows from financing activities:
   Principal payments on long-term liabilities .........      (100,543)         (95,302)
   Proceeds from issuance of common stock, net .........    21,826,431                -
   Proceeds from exercise of stock options, net of costs     1,801,691        1,628,356
   Retirements of common stock .........................    (9,311,398)        (351,561)
                                                          ------------     ------------

Net cash provided by financing activities ..............    14,216,181        1,181,493
                                                          ------------     ------------

Net increase in cash and cash equivalents ..............    14,544,077       10,927,761

Cash and cash equivalents at beginning of period .......    29,402,756        4,058,091
                                                          ------------     ------------

Cash and cash equivalents at end of period .............  $ 43,946,833     $ 14,985,852
                                                          ============     ============

Supplemental disclosure of cash flow information:
   Cash paid for interest ..............................  $     85,311     $     96,548
   Cash paid for income taxes ..........................     3,938,318        1,391,630

See notes to consolidated financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

      Changes in the Company's warranty liability are as follows:

                                   Three Months ended September 30,
                                          2004            2003
                                      -----------      ---------
Balance, beginning of period          $ 1,685,000      $ 650,000
Expense for new warranties issued         756,421        323,655
Warranty claims                          (396,421)      (223,655)
                                      -----------      ---------

Balance, end of period                $ 2,045,000      $ 750,000
                                      ===========      =========

STOCK-BASED COMPENSATION

      At September 30, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                                  A.S.V., INC.

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The weighted average fair values of the options granted during 2004 and 2003 are $17.79 and $4.52, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2004 and 2003: zero dividend yield; expected volatility of 52.1% and 44.8%, risk-free interest rate of 3.78% and 3.55% and expected lives of 6.92 and 6.95 years.

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                         ----------------------------  ----------------------------
                                             2004          2003            2004           2003
                                         -------------  -------------  -------------  -------------
Net earnings, as reported                $   4,429,859  $   3,079,443  $  12,207,088  $   6,132,444
Less total stock-based employee
  compensation determined under
  fair value methods for all awards,
  net of income taxes                         (452,072)      (196,089)    (1,187,615)      (561,792)
                                         -------------  -------------  -------------  -------------

Pro forma net earnings                   $   3,977,787  $   2,883,354  $  11,019,473  $   5,570,652
                                         =============  =============  =============  =============

Earnings per share:
  Basic - as reported                    $         .35  $         .30  $         .97  $         .61
                                         =============  =============  =============  =============
  Basic - pro forma                      $         .31  $         .28  $         .88  $         .55
                                         =============  =============  =============  =============
  Diluted - as reported                  $         .34  $         .29  $         .92  $         .59
                                         =============  =============  =============  =============
  Diluted - pro forma                    $         .30  $         .27  $         .83  $         .53
                                         =============  =============  =============  =============

NOTE 2.  INVENTORIES

      Inventories consist of the following:

                                    SEPTEMBER 30, December 31,
                                        2004         2003
                                     -----------  -----------
Raw materials, service parts
  and work-in-process                $19,727,167  $16,589,121
Finished goods                         6,991,621    7,385,768
Used equipment held for resale         2,538,665    2,711,818
                                     -----------  -----------
                                     $29,257,453  $26,686,707
                                     ===========  ===========

NOTE 3. ACQUISITION OF LOEGERING MFG. INC.

      On October 4, 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. ASV acquired all the outstanding common stock of Loegering for $18.23 million through the issuance of approximately 430,000 shares of ASV common stock valued at $14.75 million and cash of $3.48 million. Of the ASV shares issued in the transaction, 130,699 shares will be registered for resale on a Form S-3 Registration Statement. On October 29, 2004, ASV filed a Form S-3 Registration Statement, which had not been declared effective by the Securities and Exchange Commission as of November 9, 2004. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV. The acquisition has been accounted for as a purchase. In a related transaction, ASV acquired real property representing Loegering's manufacturing facility from Loegering affiliates for $1.57 million.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

      ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar Inc.'s (Caterpillar) Multi Terrain Loaders (MTL). ASV's products are able to traverse nearly any terrain with minimal damage to the ground, making them effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to Caterpillar are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.

      On October 4, 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV.

      ASV experienced a significant increase in sales in the first nine months of 2004 due to several reasons as explained below:

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

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of ASV's consolidated financial statements.

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

RESULTS OF OPERATIONS

      The following table sets forth certain Consolidated Statement of Earnings data as a percentage of net sales:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          2004      2003        2004       2003
                                        --------   --------   --------   --------
Net sales ............................     100.0%     100.0%     100.0%     100.0%
Gross profit .........................      22.9       22.3       22.7       20.9
Selling, general and administrative...       5.8        5.2        5.6        6.5
Research and development .............       0.6        0.7        0.5        0.8
Operating income .....................      16.6       16.4       16.6       13.6
Net earnings .........................      10.9       10.6       10.8        8.7

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

      Net Sales. Net sales for the three months ended September 30, 2004 increased 39% to $40.6 million, compared with $29.2 million for the same period in 2003. This increase was primarily the result of three factors. First, sales of the Company's R-Series products increased due to the addition of two new models, the RC-60 and RC-85, in January 2004, and a greater number of R-Series dealers in 2004. Sales of R-Series products represented $18.7 million, or 46% of the Company's sales in the third quarter of 2004, compared with $9.9 million, or 34% of the Company's sales, in the third quarter of 2003. Second, sales of service parts increased $2.0 million during the third quarter of 2004 compared with the third quarter of 2003, due to a greater number of machines and undercarriages in service. Third, sales of the Company's undercarriages to Caterpillar for use on its MTLs increased $773,000 in the third quarter of 2004 compared with the same period in 2003. This increase was a result of Caterpillar changing over its production of MTLs to a newer series in the first half of 2004 and increasing its production in the second half of 2004.

      Gross Profit. Gross profit for the three months ended September 30, 2004 was $9.3 million, or 22.9% of net sales, compared to $6.5 million, or 22.3% of net sales, for the same period in 2003. The increase in gross profit percentage was primarily due to savings realized from ASV's cost reduction project implemented during the first quarter of 2004 as well as price increases on selected R-Series Posi-Track products and MTL products during the third quarter of 2004. Partially offsetting these increases were steel surcharges of approximately $800,000 during the third quarter of 2004. No steel surcharges were experienced in the third quarter of 2003. The increased sale of service parts also contributed to the increased gross profit percentage as service parts generally carry a higher gross profit percentage than whole goods.

      Selling, General and Administrative Expenses. Selling, general and administrative (S, G & A) expenses increased from approximately $1.5 million, or 5.2% of net sales, in the third quarter of 2003, to approximately $2.3 million, or 5.8% of net sales, in the third quarter of 2004. The increases in S, G & A expenses were due primarily to increased marketing costs, including advertising, promotion and commissions paid to the Company's sales force, along with costs related to the acquisition of Loegering Mfg. Inc. and initial compliance costs related to Sarbanes-Oxley implementation.

      Research and Development Expenses. Research and development expenses increased from approximately $193,000 in the third quarter of 2003 to approximately $224,000 in the third quarter of 2004. The increase was due to the Company expanding its testing programs during the summer months for potential new products.

      Other Income (Expense). Other income (net) increased to $188,000 in the third quarter of 2004 compared with other expense (net) of $12,000 in the third quarter of 2003. This increase was due primarily to greater funds available for investment in 2004, due to proceeds received from the sale of common stock to Caterpillar in January 2004, proceeds received from the exercise of employee stock options and net earnings generated in 2003 and 2004.

      Net Earnings. Net earnings for the third quarter of 2004 were $4.4 million, compared with $3.1 million for the third quarter of 2003. The increase was primarily a result of increased sales and an increased gross profit percentage, offset in part by increased operating expenses and a slightly higher effective income tax rate.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

      Net Sales. Net sales for the nine months ended September 30, 2004 increased 61% to $112.7 million, compared with $70.2 million for the same period in 2003. This increase was primarily the result of three factors. First, sales of the Company's R-Series products more than doubled in 2004, due to the addition of two new models in January 2004, a greater number of R-Series dealers in 2004 and a full nine months of sales of the RC-100 in 2004, which was introduced in the first quarter of 2003. Second, sales of service parts more than doubled during the nine months ended September 30, 2004 compared with the same period in 2003 due to a greater number of machines and undercarriages in service. Third, sales of MTL undercarriages increased approximately 9% for the nine months ended September 30, 2004. This increase was due to three models of undercarriages being sold for the first nine months of 2004. In 2003, one undercarriage model was added during the first quarter and, as such, had sales for only a portion of 2003.

      Gross Profit. For the nine months ended September 30, 2004, gross profit increased to $25.6 million, compared with $14.6 million for the same period in 2003, and the gross profit percentage increased from 20.9% in 2003 to 22.7% in 2004. The increase in gross profit was due primarily to the increased sales experienced during the first nine months of 2004 as discussed above. The increase in gross profit percentage was due primarily to a shift in the mix of products sold in the first nine months of 2004 as the Company had increased sales of R-Series Posi-Track products in 2004 over 2003. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company also believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in the first nine months of 2004. Offsetting these increases were steel surcharges of approximately $1.5 million in the first nine months of 2004. The Company experienced no steel surcharges in the nine months ended September 30, 2003.

      Selling, General and Administrative Expenses. For the nine months ended September 30, 2004, selling, general and administrative expenses increased to $6.3 million, or 5.6% of net sales, compared with $4.6 million, or 6.5% of net sales, for the same period in 2003. The increase in expenses was due primarily to increased advertising and promotion to promote the technology benefits of the Company's products, increased sales commissions from increased sales of the Company's R-Series products, costs related to the acquisition of Loegering Mfg. Inc., initial compliance costs related to Sarbanes-Oxley implementation and the overall increase in the volume of the Company's business.

      Research and Development Expenses. Research and development expenses increased slightly to $561,000 for the nine months ended September 30, 2004, compared with $557,000 for the nine months ended September 30, 2003. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.

      Other Income (Expense). For the nine months ended September 30, 2004, other income was $493,000, compared with $6,000 for the same period in 2003. This increase was due primarily to greater funds available for investment in 2004, proceeds received from the sale of common stock to Caterpillar in January 2004, proceeds received from the exercise of employee stock options and net earnings generated in 2003 and 2004.

      Net Earnings. Net earnings were $12.2 million for the nine months ended September 30, 2004, compared with $6.1 million for the nine months ended September 30, 2003. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses and a higher effective income tax rate. The higher effective income tax rate is due to lower anticipated research and development tax credits and a higher marginal income tax rate for anticipated earnings in excess of $10 million for 2004.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 2004, the Company generated $14.5 million of cash, compared with $10.9 million of cash generated for the nine months ended September 30, 2003. During 2004, the Company generated $6.6 million of cash from operations, due primarily to the increased profitability experienced in 2004 and an increase in accounts payable due to increased volume, offset in part by increased accounts receivable from the increased sales during 2004 and increased inventory levels to support higher production. The Company used $6.2 million of cash in 2004 to purchase short-term investments and invest in property, plant and equipment, consisting primarily of additional manufacturing space. Financing activities generated an additional $14.2 million in 2004, due primarily to the sale of common stock to Caterpillar in January 2004 and the exercise of employee stock options, offset by the repurchase of the warrant held by Caterpillar in January 2004 and repurchases of shares under the Company's stock repurchase program.

      ACQUISITION OF LOEGERING MFG. INC.

      On October 4, 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. ASV acquired all the outstanding common stock of Loegering for $18.23 million through the issuance of approximately 430,000 shares of ASV common stock valued at $14.75 million and cash of $3.48 million. Of the ASV shares issued in the transaction, 130,699 shares will be registered for resale on a Form S-3 Registration Statement. On October 29, 2004, ASV filed a Form S-3 Registration Statement, which had not been declared effective by the Securities and Exchange Commission as of November 9, 2004. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV. The acquisition has been accounted for as a purchase. In a related transaction, ASV acquired real property representing Loegering's manufacturing facility from Loegering affiliates for $1.57 million. The Company anticipates Loegering's fourth quarter earnings will be accretive to ASV's earnings by two to four cents.

      In October 2004, the Company advanced Loegering $5.15 million to pay debt and accounts payable.

      CATERPILLAR REVENUE RECOGNITION/GROSS PROFIT

      The Company recognizes as sales its cost for the MTL undercarriages, as defined in the Commercial Alliance Agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. On January 1, 2005, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for two of the three undercarriages the Company currently sells to Caterpillar. On January 1, 2006, the Company's portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers will be reduced by 33% for the other undercarriage the Company currently sells to Caterpillar. The Company believes these revisions may cause its overall gross profit percentage generated on the sale of MTL undercarriages in 2005 to be less than the overall gross profit percentage it has generated on the sale of MTL undercarriages for the nine months ended September 30, 2004. However, the Company has not completed its 2005 business planning meeting with Caterpillar, at which the Company and Caterpillar determine the selling prices, and therefore the gross profit, of the Company's undercarriages it will sell to Caterpillar in 2005. The Company believes, based on preliminary cost estimates, that its gross profit on the sale of its undercarriages to Caterpillar will not be less than 20% for 2005.

      CUSTOMER NOTE RECEIVABLE

      Included in accounts receivable at September 30, 2004 is a note receivable for approximately $858,000 from a customer. The note bears interest at the prime rate plus 2% and is due in 60 monthly installments beginning February 2004. As of October 31, 2004, the customer is current on all amounts owed the Company under this note.

      OFF-BALANCE SHEET ARRANGEMENTS

      The Company has guaranteed the repayment of a $589,000 note made by a customer to a non-affiliated finance company in payment of amounts owed to the Company by this customer. The Company has computed the value of the guarantee at $35,000 and recorded this amount as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at September 30, 2004. As of October 31, 2004, the customer is current on all amounts owed the finance company under this note.

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

      STOCK REPURCHASE PROGRAM

      In October 2003, the Company announced a new stock buy-back program whereby ASV may repurchase up to $10 million of its common stock in the open market. During the third quarter of 2004, the Company made no repurchases of its common stock under this program. This stock repurchase program expired in October 2004 and was not renewed. Under this program, the Company repurchased 66,000 shares of its common stock, at an aggregate cost of $1.9 million. Under previous programs, the most recent of which expired in September 2003, the Company repurchased 195,580 shares of its common stock at an aggregate purchase price of $2.0 million.

      CASH REQUIREMENTS

      The Company believes cash expected to be generated from operations and its existing cash and short-term investments will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and for the foreseeable future.

      FORWARD-LOOKING STATEMENTS

      The statements set forth in this "Liquidity and Capital Resources" section and elsewhere in this Form 10-Q regarding ASV's future sales levels, product mix, profitability, expense levels and liquidity, anticipated gross profit on the sale of undercarriages to Caterpillar, the effect of the Loegering acquisition on ASV's financial results, Loegering's anticipated sales and earnings for 2004 and the benefits of the acquisition are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including the risks and uncertainties associated with successfully integrating the operations of Loegering, unanticipated delays, costs and expenses inherent in the development and marketing of new products and services; developments in the demand for each companies' products and services; ASV's ability to successfully manufacture its products; unanticipated delays, costs or other difficulties in the manufacture of the products; unanticipated problems or delays experienced by Caterpillar relating to the manufacturing or marketing of the MTL machines; market acceptance of the machines; deterioration of the general market and economic conditions; corporate developments at ASV or Caterpillar; ASV's ability to realize the anticipated benefits from its relationship with Caterpillar and Loegering; relationships with major customers and suppliers; the ability to retain key personnel; the impact of governmental laws and regulations; competitive factors; and any future acts or threats of terrorism or war. Any forward-looking statements provided from time-to-time by the Company represent only management's then-best estimate of future results or trends. Additional information regarding these risk factors and uncertainties is detailed in the Risk Factors filed as Exhibit 99 to ASV's Quarterly Report on Form 10-Q for the period ended June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

      Changes in Internal Control Over Financial Reporting. During the third fiscal quarter, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

         None

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      As previously disclosed in ASV's Current Report on Form 8-K filed on October 7, 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction on October 1, 2004. ASV acquired all the outstanding shares of common stock of Loegering for $18,230,000 through the issuance of 428,404 shares of ASV common stock valued at $14.75 million and cash of $3.48 million. The issuance and sale of the ASV shares were effected without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering and under the safe harbor provisions of Regulation D under the Securities Act. The purchasers were given access to information about ASV, represented that they were accredited investors able to bear the economic risk of loss of the investment and represented that the shares were being acquired for investment purposes only and not with a view to any resale in connection with any distribution. Of the ASV shares issued in the transaction, 130,699 shares will be registered for resale on a Form S-3 Registration Statement. On October 29, 2004, ASV filed a Form S-3 Registration Statement (Registration No. 333-120062), which had not been declared effective by the Securities and Exchange Commission as of November 9, 2004.

      During the quarter ended September 30, 2004, the Company made no repurchases of its common stock pursuant to the repurchase program that it publicly announced on October 22, 2003 (the "Program"). The Program expired on October 14, 2004.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM  5. OTHER INFORMATION

         None

ITEM  6. EXHIBITS

Exhibit
Number      Description
-------     -----------
 3.1        Second Restated Articles of Incorporation of the Company (a)

 3.1a       Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

 3.1b       Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

 3.2        Bylaws of the Company (a)

 3.3        Amendment to Bylaws of the Company adopted April 13, 1999 (d)

 4.1        Specimen form of the Company's Common Stock Certificate (a)

 10.1*      2004 Stock Incentive Plan (e)

 10.2       Merger Agreement, dated as of October 1, 2004 by and among the Company, Loegering Mfg, Inc., LMI Merger Corp., The
            Marilyn A. Loegering Revocable Trust and Marilyn A. Loegering (f)

 10.3       Form of Incentive Stock Option Agreement under the Company's 1996 Incentive and Stock Option Plan

 11         Statement re: Computation of Per Share Earnings

 21         Subsidiaries (a)

 31.1       Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1       Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2       Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99         Risk Factors (g)

------------------------
            (a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

            (b) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

            (c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

            (d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

            (e) Incorporated by reference to the Company's Definitive Proxy Statement for the year ended December 31, 2003 (File No. 0-25620) filed electronically April 29, 2004.

            (f) Incorporated by reference to the Company's Current Report on Form 8-K (File NO. 0-25620) filed electronically October 7, 2004.

            (g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-25620) filed electronically August 9, 2004.

            * Indicates management contract or compensation plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                A.S.V., INC.

Dated:  November 9, 2004                        By /s/ Gary Lemke
                                                   -----------------------------
                                                   Gary Lemke
                                                   Chief Executive Officer
                                                   (duly authorized officer)

Dated:  November 9, 2004                        By /s/ Thomas R. Karges
                                                   -----------------------------
                                                   Thomas R. Karges
                                                   Chief Financial Officer
                                                   (principal financial and
                                                    accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                   METHOD OF FILING
-------                                                                             -----------------------------
   10.3           Form of Incentive Stock Option Agreement under the
                  Company's 1996 Incentive and Stock Option Plan................    Filed herewith electronically

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