Form 10-K
period 2004-12-31
ASV INC /MN/
filed 2005-03-16
CIK 926763

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from__________to_____________ .

                         Commission file number: 0-25620

                                  A.S.V., INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                41-1459569
          -----------                           ------------------
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization

840 LILY LANE, P.O. BOX 5160, GRAND RAPIDS, MN 55744          (218) 327-3434
----------------------------------------------------      ----------------------
      Address of principal executive offices,             Registrant's telephone
                 including zip code                          number, including
                                                                 area code

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                               Title of each class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 [X] Yes [ ] No

      Based on the closing sale price at June 30, 2004 of $31.31, the aggregate market value of the registrant's common stock held by nonaffiliates was $243,018,764.

      As of February 23, 2005, 13,361,438 shares of the registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the registrant's Proxy Statement for its May 27, 2005 Annual Meeting, which will be filed by April 30, 2005, are incorporated by reference in Part III.

                                     PART I

ITEM  1. BUSINESS

GENERAL

      A.S.V., Inc. was incorporated in Minnesota in July 1983 and its wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. In October 2004, ASV acquired all the outstanding common stock of Loegering Mfg. Inc. ("Loegering") of Casselton, North Dakota in a merger transaction. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV. A.S.V., Inc., A.S.V. Distribution, Inc. and Loegering are collectively referred to herein as "ASV" or the "Company."

      ASV designs, manufactures and sells track-driven all-season vehicles. The Company has three principal product lines, the R-Series Posi-Track(TM) product line, the Multi-Terrain Loader ("MTL") undercarriage product line and the Loegering product line. The R-Series and MTL product lines use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. The Company's products are versatile machines used in the construction, agricultural, landscaping, rental, military, and other markets. The Company's undercarriages are sold to Caterpillar Inc. ("Caterpillar") as a primary component on Caterpillar's MTL product line. Loegering is a manufacturer of traction products for wheeled skid-steers and also provides attachments for the skid-steer market.

CURRENT YEAR DEVELOPMENTS

      New Models

      In January 2004, the Company introduced two new models in its R-Series Posi-Track product line, the RC-60 and the RC-85. The RC-60 is built on the RC-50 platform but features a turbo-charged 60 horsepower engine and greater operating capacities than the RC-50. The RC-85 is built on the RC-100 platform and features an 85 horsepower naturally aspirated engine and has fewer features than found on the RC-100. The RC-60 has a list price $5,000 higher than the RC-50, and the RC-85 has a list price $5,000 less than the RC-100. Both the RC-60 and RC-85 went into production in the first quarter of 2004.

      In January 2005, the Company introduced another new model in its R-Series Posi-Track product line, the RCV. The RCV is built on the RC-85/100 platform and features a vertical lift loader and higher lift heights than any of ASV's machines. The RCV has a list price of $49,950 and is expected to go into production in the second quarter of 2005.

      Caterpillar Equity Transactions

      In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.

      Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of February 23, 2005, Caterpillar owned 23.5% of the Company's outstanding common stock and no longer has any options, warrants or contractual rights pursuant to which they may acquire additional shares of the Company's common stock.

      Polaris Industries, Inc.

      In January 2004, the Company elected to terminate its alliance with Polaris Industries Inc. ("Polaris"), in accordance with the terms of its agreement with Polaris. The termination became effective March 1, 2004.

      Acquisition of Loegering Mfg. Inc.

      In October 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction. ASV acquired all the outstanding common stock of Loegering for $18.23 million through the issuance of approximately 430,000 shares of ASV common stock valued at $14.75 million and cash of $3.48 million. Of the ASV shares issued in the transaction, 130,699 shares have been registered for resale on a Form S-3 Registration Statement which was declared effective by the Securities and Exchange Commission on March 15, 2005. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV. The acquisition has been accounted for as a purchase. In a related transaction, ASV acquired real property representing Loegering's manufacturing facility from Loegering affiliates for $1.57 million.

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

      The Company's Loegering products consist primarily of over-the-tire steel tracks and the Versatile Track System(R) ("VTS"), a bolt on bolt off track system that will convert most skid-steers from wheels to rubber tracks. Loegering also sells various attachments for use by the skid-steer market.

BENEFITS OF A RUBBER TRACK UNDERCARRIAGE

      The Company's R-Series products are most often compared to skid-steer vehicles. Skid-steers are small four-wheeled vehicles that were originally designed and used primarily as loaders, but in the last decade have become increasingly more popular for a variety of functions and more versatile with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers.

      The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited as to when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A wheeled skid-steer exerts ten times or more ground pressure than the Company's R-Series products, which makes a skid-steer less suitable for operation on landscaped or groomed ground.

      Recognizing the benefits of tracked vehicles, several manufacturers, including Loegering, have created tracks that can be placed around a skid-steer's wheels. Add-on tracks are generally steel; however, rubber add-on tracks are also available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer's ground pressure somewhat, the overall design of the Company's products gives them more versatility and less ground pressure than a skid-steer with add-on tracks.

      The Company believes its R-Series products are ideal replacements to skid-steers, small dozers and small tractors and can perform many of the jobs handled by these vehicles without the disadvantages they possess. The weight of the Company's R-Series products is distributed over its two tracks, which have a ground surface much greater than that of a wheeled skid-steer, which results in an average ground pressure of approximately 3 pounds per square inch, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as the Company's R-Series products. Their low ground pressure allows them to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. Low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.

      The longer track base on the Company's R-Series products also provides for a much smoother ride for the operator of the machine. In addition, the Company's R-Series products have a built-in suspension in their undercarriage design, further minimizing the effects of an uneven or rough operating surface.

      The Company believes the ability of its R-Series products to operate in conditions that would require wheeled machines to sit idle makes them a more attractive option due to greater productivity. The ability to operate when wheeled vehicles cannot extends the work season of those operators in areas where climate is a factor.

PRODUCTS - R-SERIES PRODUCTS

      The Company has three primary product lines, the R-Series product line, the MTL undercarriage product line and the Loegering product line. The R-Series product line and the MTL product line utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each.

      Features

      The rubber tracks used on the R-Series products are made of molded rubber reinforced with layers of nylon and polyester cord. The R-Series products feature a maintenance-free suspension with no grease fittings. The R-Series products utilize diesel engines manufactured by Caterpillar and Perkins Engines Company Ltd.

      All of the R-Series products are ride-on machines, which adds to their safety and comfort, and are equipped with pilot-operated hydraulic controls. Gauges and switches are in the heads-up position for easy view and reach. Safety features include full ROPS/FOPS canopy (roll over protection structure, falling object protection structure), lap bar, seat belt and parking brake.

      The following contains a summary of the Company's current R-Series products:

MODEL     WEIGHT(W/OUT BUCKET)     OPERATING CAPACITY*    ENGINE HORSEPOWER    LIST PRICE ($)
------    --------------------     -------------------    -----------------    -------------
RC-30           2,935 lbs                800 lbs                31.5                  22,609

RC-50           4,750 lbs              1,500 lbs                  50                  30,714

RC-60           5,500 lbs              1,900 lbs                  60                  36,018

RC-85           8,800 lbs              3,400 lbs                  86                  45,269

RC-100          9,200 lbs              3,800 lbs                99.5                  51,932

RCV             9,595 lbs              4,000 lbs                  86                  49,950

*Operating capacity shown is based on 50% of tipping load.

      All machines shown above have no more than 3.5 pounds per square inch ground pressure.

      The RC-30, RC-50 and RC-60 Turf Edition products have the same specifications as the RC-30, RC-50 and RC-60 listed above, but are equipped with smooth, non-treaded rubber tracks.

      Most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments to be used on all similarly equipped vehicles. The R-Series products utilize this standard quick-attach mechanism which enables them to operate the attachments used by skid-steers. The R-Series products are also designed for use with a dozer attachment. The Company believes its R-Series products provide a more stable platform on which these attachments can operate, due to their significantly longer track base in contact with the ground, compared to the wheelbase of a typical wheeled skid-steer.

      In addition to the attachments already available on the market from other manufacturers, the Company also manufactures and sells attachments for its R-Series products for special functions not performed by other competing vehicles. Because skid-steers are not designed for performing dozer functions, dozers have traditionally been separate, single-function vehicles. However, because of their rubber track and design, the Company's R-Series products are able to perform dozer functions with the dozer attachment manufactured and sold by the Company. The Company also sells other attachments for special purposes.

      All of the Company's R-Series products can be equipped with various options such as cab enclosure, heater, air conditioner, horn and back-up alarm.

PRODUCTS - MTL UNDERCARRIAGES

      The Company manufactures rubber track undercarriages for use by Caterpillar on their MTLs. The five models of MTLs feature Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The Company began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The undercarriage for the final MTL model went into production in the first quarter of 2003. The MTLs are being sold through the Caterpillar dealer network.

PRODUCTS - LOEGERING

      The Company's Loegering products consist primarily of over-the-tire steel tracks used on skid-steers, the Versatile Track System(R) (VTS), a bolt on bolt off track system that will convert most skid-steers from wheels to rubber tracks and various attachments for use by the skid-steer market.

PRODUCTS - OTHER

      The Company has also produced the following models under the Posi-Track model name: the MD-70, the 2800 series, the HD 4500 series and the 4810. Of these models, the MD-70 is the only model the Company anticipates manufacturing in the future. The Company anticipates future production will be devoted to specialty applications. In the past three years, total sales of the MD-70 have been less than 1% of the Company's net sales each year.

SALES AND MARKETING

      The Company sells its R-Series products primarily through independent equipment dealers in the United States, Canada, Australia, New Zealand and Portugal. As of February 23, 2005, 220 independent dealers sell and service the Company's R-Series products.

      The MTL products, which are Caterpillar products that incorporate the Company's undercarriages, are available only through Caterpillar dealers. In 2004 and 2003, the MTL product line was available to all Caterpillar dealers on a worldwide basis.

      Loegering sells its products primarily through independent equipment dealers in the North America. As of February 23, 2005, Loegering had approximately 1,000 active dealers.

      Sales to customers outside the United States accounted for 9%, 6% and 11% of the Company's net sales in 2004, 2003 and 2002, respectively. Revenue is recognized for sales to customers outside the United States in the same manner as customers within the United States.

      In 2004, sales to Caterpillar accounted for 40% of the Company's net sales, while sales to Caterpillar accounted for 54% and 33% of the Company's net sales in 2003 and 2002, respectively. The Company anticipates that sales to Caterpillar in 2005 could represent approximately 33% of its net sales. The Company believes the decreased percentage sales to Caterpillar is due to sales of the Company's products increasing at a faster rate, from increased offerings and an expanding dealer network.

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

      The Company has arrangements with several finance companies to finance the sale of the Company's R-Series products to its dealers and end purchasers. In addition, the Company may, from time to time, offer extended payment terms on the sale of its products to its dealers, for periods up to two years.

      The Company has also agreed to assist one finance company with the costs related to remarketing certain financed equipment should it become necessary for the finance company to take possession of the equipment in the event of nonpayment by the debtor. As of February 23, 2005, the Company was not obligated to the finance company for any costs related to the remarketing of any financed equipment due to nonpayment by the debtor.

      As of February 23, 2005, the Company had orders for approximately $32 million of its products, all of which are expected to be filled in 2005. As of February 27, 2004, the Company had orders for approximately $16 million of its products.

      In 2005, the Company intends to focus its marketing efforts on increasing the number of dealer outlets for its R-Series products, increasing the number of rental facilities that have the R-Series products available for rent and increasing the distribution of its VTS track system.

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

      Marketing Agreement. The Marketing Agreement requires Caterpillar to provide the Company with access to its worldwide dealer network, in part, by promoting the sale of the Company's products to Caterpillar's dealers. Caterpillar is promoting ASV's products in North America and may gradually extend such promotion throughout other parts of the world. In addition, under the Marketing Agreement, Caterpillar handles orders for the Company's products and administer its warranties. In consideration for Caterpillar's services under the Marketing Agreement, ASV pays Caterpillar a commission equal to 5% of the dealer net price for complete machines (currently the 4810 model only) and 3% for replacement parts and Company-branded attachments sold to Caterpillar dealers, plus the costs of certain services provided by Caterpillar. Any commissions paid to Caterpillar are included in selling, general and administrative expenses. With the introduction of the MTL products by Caterpillar, Caterpillar dealers no longer promote any of the Company's products. The Marketing Agreement was entered into by Caterpillar and the Company on January 29, 1999. The initial term of the Marketing Agreement expired January 29, 2004. Thereafter, the Marketing Agreement continues indefinitely but may be terminated by Caterpillar by giving not less than twelve months notice to ASV.

      Trademark and Trade Dress License Agreement. The Marketing Agreement provides that the Company and Caterpillar may enter into a Trademark and Trade Dress License Agreement (the "License Agreement") at such time as the Company's products have been evaluated by Caterpillar and have been found to meet Caterpillar's quality and safety standards in accordance with Caterpillar's established testing and validation procedures. The Company and Caterpillar have chosen to focus on joint product offerings with the Caterpillar trademark (i.e. the MTL product line) rather than pursue this portion of the Marketing Agreement at the current time.

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

      Other Agreements. The Commercial Alliance Agreement also provides that the Company and Caterpillar enter into several additional agreements relating to (i) services to be provided to the Company by Caterpillar, (ii) the supply of components to Caterpillar by the Company and to the Company by Caterpillar, and (iii) the license of technology by the Company to Caterpillar. None of these agreements have been entered into, although Caterpillar has provided certain services and supplied certain parts to the Company without the formal agreements contemplated by the Commercial Alliance Agreement in place. The Company and Caterpillar do not currently anticipate pursuing events that would create the need to enter into any of these agreements.

      Multi-Terrain Rubber-Traced Loader Alliance Agreement

      In October 2000, the Company and Caterpillar entered into the Multi-Terrain Rubber-Traced Loader Alliance Agreement ("Alliance Agreement") to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders (MTLs). The product line, which currently consists of five models, features Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System rubber track undercarriage. The MTLs are not a commissionable product under the Commercial Alliance Agreement. The Company began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The undercarriage for the fifth MTL model went into production in the first quarter of 2003. The MTLs are being sold through the Caterpillar dealer network. The Alliance Agreement expires October 31, 2005. The Company has begun negotiations on a new agreement with Caterpillar.

      Warrant Exercise and Repurchase

      In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.

      Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of February 23, 2005, Caterpillar owned 23.5% of the Company's outstanding common stock and no longer has any options, warrants or contractual rights pursuant to which they may acquire additional shares of the Company's common stock. In addition, in connection with our repurchase of the remaining warrant, ASV and Caterpillar terminated certain covenants in the 1998 Securities Purchase Agreement which had permitted Caterpillar to maintain a proportionate interest in ASV, and which had restricted potential acquisitions or loans and the payment of dividends.

      Board Representation

      Caterpillar has the right to designate directors for election to the Board of Directors under the Purchase

Agreement, proportionate to its stock ownership interest. Currently, one of our nine directors has been designated by Caterpillar, despite the fact that Caterpillar would be entitled to designate two directors, assuming a board comprised of nine directors. If Caterpillar were to exercise its right to designate an additional director, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board and elect an additional director designated by Caterpillar.

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

      The markets in which the Company's Loegering products compete are highly fragmented with many companies competing in the same market.

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

WARRANTY

      The Company provides limited warranties to purchasers of its products which vary by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company's products carry a pro-rated warranty up to 1,500 hours of usage. Those components that are not manufactured by the Company are subject only to the warranty of the component manufacturer and may be greater in length than the limited warranty provided by the Company.

      The Company offers an extended warranty through an unaffiliated company. This unaffiliated company is responsible for administering and paying all warranty claims under the extended warranty program.

MANUFACTURING AND SUPPLIERS

      The Company manufactures and assembles its products at its facilities in Grand Rapids and Cohasset, Minnesota and Casselton, North Dakota. See "Item 2. Properties." The majority of the component parts are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard "off-the-shelf" parts purchased by the Company and incorporated into its vehicles. Others, such as the rubber track, undercarriage components, machine chassis and loader, are manufactured specifically for the Company. Certain fabricated parts are manufactured on site for incorporation into the Company's products. In order to help reduce production costs, the Company periodically reviews those parts that may be more cost-effective to manufacture in-house.

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

      Due to the increased sales and production levels the Company has experienced in the last few years, the expected increase in sales and production levels in 2005 and lead times of up to twenty weeks on certain of the Company's raw materials, the Company expects that it will be necessary to maintain similar or increased levels of inventory and working capital in the foreseeable future.

INTELLECTUAL PROPERTY RIGHTS

      The Company has been granted four patents by the U.S. Patent Office pertaining to its undercarriage system which expire in the years 2018-2019. The Company also acquired four patents in its acquisition of Loegering, two of which are related to over-the-tire steel tracks and two of which are related to attachments. The Loegering patents expire is the years 2012-2021. There can be no guarantee that these patents will be a deterrent to other manufacturers from producing similar technology.

      The Company has applied for additional patents pertaining to its undercarriage systems. The Company also acquired the rights to two additional patent applications in its acquisition of Loegering, one which is related to the VTS track system and the other which is related to a snowblower attachment. There can be no assurance that patents will ever be granted under these patent applications.

     The Company has registered the trademark Track Truck(R) with the U.S. Patent and Trademark Office and claims common law trademark rights in the names Posi-Track(TM), RC-30(TM), RC-50(TM), RC-60(TM), RC-85(TM), RC-100(TM), Turf Edition(TM), Maximum Traction Support System(TM), Posi-Turn(TM) and Snow Saver(TM). Loegering has registered the trademarks Eliminator(R), Mud Bucket(R) and Loegering(R) with the U.S. Patent and Trademark Office and has filed a federal trademark registration application for, and claims common law trademark rights in, the name VTS Versatile Track System(TM). Despite these protections, it may be possible for competitors or users to copy aspects of the Company's products.

      The Company believes that patent and trademark protection is less significant to its competitive position than the knowledge, ability and experience of the Company's personnel, product enhancements, new product development and the ongoing reputation of the Company.

RESEARCH AND DEVELOPMENT

      During the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $1,107,000, $795,000, $1,803,000, respectively, on research and development. The Company's research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through its alliances with Caterpillar.

      The Company's research and development expenses decreased substantially in 2003 and 2004 compared with 2002 as the Company completed the development of the undercarriages for the Multi-Terrain Loader products with Caterpillar in 2002. The Company anticipates its research and development expenses will be in the range of 0.5% to 1% of net sales in the future and will be focused on improvements to existing products and extensions of product lines.

INSURANCE

      The Company maintains product liability insurance as well as a commercial umbrella insurance policy in amounts the Company believes are adequate. The Company also maintains key-person life insurance in the amount of $1,000,000 on the lives of Mr. Lemke and Mr. Glasnapp.

EMPLOYEES

      As of February 23, 2005, the Company had 224 employees. The Company's employees include 7 in management, 33 in administration, 24 in sales and marketing and 160 in manufacturing, engineering and research and development. The Company believes its relations with its employees are good. None of the Company's employees are represented by a labor union. The Company also reimburses Caterpillar for the salary related costs of one Caterpillar employee that works at the Company's Grand Rapids facility.

WEBSITE ACCESS TO SEC REPORTS

      ASV's internet website can be found at www.asvi.com. ASV makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

      The Company has manufacturing and office facilities in Grand Rapids, Minnesota and Casselton, North Dakota, and a manufacturing facility located in Cohasset, Minnesota. The Company's manufacturing and office facility located in Grand Rapids consist of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. The Company's manufacturing and office facility located in Casselton, North Dakota consists of approximately 35,000 square feet of production and warehouse space and approximately 6,000 square feet of office space. The Company acquired the Casselton property in connection with its acquisition of Loegering in October 2004 from Loegering affiliates. The Company's Grand Rapids facility is leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provides for monthly rental payments until January 2018, with a balloon payment of approximately $543,000 in December 2006. The Grand Rapids facility has been the Company's primary production and office facility since the original 40,000 square foot facility was first occupied by the Company in May 1995. The facility was expanded to its present size in 1997. The Company has an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. The purchase price of the land is currently $32,500, but can be reduced or forgiven over a remaining period of one year if certain minimum employment levels are met and maintained during the applicable year.

      In January 2004, the Company purchased a vacant manufacturing facility in Cohasset, Minnesota, approximately six miles from the Company's manufacturing facility. This facility contains approximately 90,000 square feet of manufacturing space, 18,000 square feet of office and support space and approximately 8 acres of land. The Company occupied the manufacturing space in May 2004 and has utilized this facility for all its undercarriage production since that time. The facility's purchase price of $1.2 million was funded with available operating cash.

      The Company owns a facility contiguous to its Grand Rapids facility consisting of 7 acres of land and a 10,000 square foot building. The Company occupied the facility in the fourth quarter of 2003 and is using it for engineering, new product development and research and development operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      The Company's common stock trades on the Nasdaq Stock Market(R) under the ticker symbol ASVI. The following represents the high and low sales price for the periods indicated:

Year Ended December 31, 2004         High                 Low
----------------------------        -------             -------
First Quarter                       $ 41.50             $ 26.73
Second Quarter                        36.20               28.10
Third Quarter                         38.30               28.42
Fourth Quarter                        49.78               32.25

Year Ended December 31, 2003         High                 Low
----------------------------        -------             -------
First Quarter                       $ 11.20             $  7.60
Second Quarter                        15.55               10.41
Third Quarter                         20.60               13.85
Fourth Quarter                        37.99               19.02

      The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

HOLDERS

      As of February 23, 2005, the Company had approximately 196 holders of record of its common stock (not including beneficial holders). The Company believes it has approximately 5,000 beneficial holders of its common stock.

DIVIDENDS

      The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business.

PURCHASES OF EQUITY SECURITIES

      During the quarter ended December 31, 2004, the Company made no repurchases of its common stock pursuant to the repurchase program that it publicly announced on October 22, 2003 that expired on October 14, 2004.

ITEM 6. SELECTED FINANCIAL DATA

(Dollar amounts in thousands,                                               YEAR ENDED DECEMBER 31,
except per share data)                                 2004            2003        2002         2001        2000
------------------------------------               ----------       ---------   ---------    ---------    ---------
Net Sales.....................................     $  160,873       $  96,387   $  44,237    $  50,081    $  43,860
Net Earnings..................................         17,175           8,718       1,353          756        1,451
Net Earnings Per Share-Diluted................           1.28             .78         .13          .07          .15
Total Assets..................................        144,615          82,624      57,210       57,941       55,006
Long-Term Liabilities.........................          1,874           1,845       1,980        2,013        2,117
Shareholders' Equity..........................        126,071          72,280      50,467       50,571       49,763

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar's MTLs. ASV's products are able to traverse nearly any terrain with minimal damage to the ground, making them effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to

Caterpillar are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.

      On October 4, 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV.

      ASV experienced a significant increase in sales in 2004 due to several reasons as explained below:

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

            - ASV has increased its number of product offerings over the past few years such that it has become easier to attract prospective dealers to carry the R-Series Posi-Track product line.

            - Caterpillar has increased the number of MTL models it offers to its dealers, from two models in 2001 to five in 2004. In addition, the number of Caterpillar dealers that are able to carry the MTL product line has increased from 16 pilot dealers in 2001 to all North American dealers (approximately 65) in 2004.

            - The current low interest rate environment has provided for easier financing by end users.

            - Recent tax legislation has provided increased depreciation allowances for equipment purchased by the end user prior to January 1, 2005, allowing end users to depreciate a greater portion of machine purchases in the first year of ownership, thereby potentially reducing the cost of machine ownership in the first year of operation.

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

      Revenue Recognition and Accounts Receivable. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company has determined that the time of shipment is the most appropriate point to recognize revenue as the risk of loss passes to the customer when placed with a carrier for delivery (i.e., upon shipment). Any post-sale obligations on the part of ASV, consisting primarily of warranty obligations, are estimated and accrued for at the time of shipment. The Company generally obtains oral or written purchase authorizations from customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. ASV maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ASV's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

      Warranties. The Company provides limited warranties to purchasers of its products which vary by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company's products carry a pro-rated warranty up to 1,500 hours of usage. While ASV engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, ASV's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from ASV's estimates, revisions to the estimated warranty liability may be required.

      Income Taxes. The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future.

      Stock-Based Compensation. The Company accounts for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the "fair value" method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pursuant to the provisions of APB 25, the Company generally does not record an expense for the value of stock-based awards granted to employees.

      On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, ("SFAS No. 123R"), which will be effective for public companies in periods beginning after June 15, 2005. We are required to implement the proposed standard no later than the quarter that begins July 1, 2005. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We currently anticipate the effect of adopting SFAS No. 123R will reduce our diluted earnings per share figure by approximately $.05 for the six months ended December 31, 2005 for those share-based payment transactions in existence as of December 31, 2004.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

                                                               YEAR ENDED DECEMBER 31,
                                                              2004      2003     2002
                                                             -----     -----    -----
Net sales...............................................     100.0%    100.0%   100.0%
Gross profit............................................      22.6      21.3     19.5
Selling, general & administrative expense...............       6.0       6.4     11.4
Research & development..................................       0.7       0.8      4.1
Operating income........................................      16.0      14.0      4.0
Net earnings............................................      10.7       9.0      3.1

      Net Sales. Net sales for the year ended December 31, 2004 increased 67% to $160.9 million, compared with $96.4 million for 2003. This increase was primarily the result of four factors. First, sales of the Company's R-Series products increased 112% in 2004, due to the addition of two new models in January 2004, a greater number of R-Series dealers in 2004 and a full year of sales of the RC-100 in 2004, which was introduced in the first quarter of 2003. Second, sales of MTL undercarriages increased 17% in 2004, due to three models of undercarriages being sold for the first nine months of 2004 and increased market demand. In 2003, one undercarriage model was added during the first quarter and, as such, had sales for only a portion of 2003. Third, sales of service parts more than doubled in 2004 due to a greater number of machines and undercarriages in service. Finally, net sales included $6.8 million of sales from Loegering, which was acquired in October 2004. The Company anticipates its net sales for 2005 will be in the range of $210-230 million based on its current and projected level of orders for its R-Series Posi-Track products and MTL undercarriages, projected future service parts demand and a full year of sales from Loegering.

      For the year ended December 31, 2003, net sales totaled $96.4 million, a 118% increase over net sales for the year ended December 31, 2002 due to several factors. First, the Company had increased shipments of undercarriages to Caterpillar for use on Caterpillar's MTL product line. Shipments increased as Caterpillar had more models available to sell during 2003 (five) compared with 2002 (two). In addition, during 2002, Caterpillar was unable to sell two models of its MTLs due to production issues unrelated to ASV's undercarriages. These production issues were resolved in 2003 and these two models were placed back into production, which resulted in increased sales of these models by Caterpillar in 2003. Second, ASV introduced a new model to its R-Series product line, the RC-100, in the first quarter of 2003. This model replaced the model 4810 Posi-Track, and the RC-100 experienced three times the unit volume in 2003 that the 4810 had in 2002. Also, the Company believes the addition of the RC-100 Posi-Track has aided the sales of the Company's other models, the RC-30 and RC-50, as the increased number of product offerings has attracted an increased number of dealers that wish to carry the Company's products. Also contributing to the increased sales in 2003 was the increase in the sale of service parts as the number of machines and MTL undercarriages continues to increase.

      Gross Profit. For the year ended December 31, 2004, gross profit increased to $36.4 million, compared with $20.5 million for 2003, and the gross profit percentage increased from 21.3% in 2003 to 22.6% in 2004. The increase in gross profit was due primarily to the increased sales experienced during 2004 as discussed above. The increase in gross profit percentage was due primarily to a shift in the mix of products sold in 2004 as the Company had increased sales of R-Series Posi-Track products in 2004 over 2003. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company also believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2004. Offsetting these increases were steel surcharges of approximately $2.4 million in 2004. The Company experienced no steel surcharges in 2003. The Company anticipates its gross profit percentage for 2005 will be in the range of 22-23% based on the anticipated sales mix for 2005.

      Gross profit for the year ended December 31, 2003 was $20.5 million, or 21.3% of net sales, compared with $8.6 million, or 19.5% of net sales for 2002. The increase in gross profit was due to a combination of increased sales in 2003 as discussed above and an increase in the gross profit percentage. The increase in gross profit percentage was due to two primary factors. First, the increased sales of ASV branded machines, which generally carry a higher gross profit percentage than MTL undercarriages, helped increase the gross profit percentage in 2003. Second, the Company's mix of MTL undercarriages sold in 2003 contained a greater number of higher margin undercarriages than was sold in 2002. In 2002, the Company primarily sold one model of MTL undercarriage to Caterpillar, which had the lowest gross profit percentage of the MTL undercarriages

      Selling, General and Administrative Expenses. For the year ended December 31, 2004, selling, general and administrative expenses increased to $9.6 million, or 6.0% of net sales, compared with $6.2 million, or 6.4% of net sales, for 2003. The increase in expenses was due primarily to increased advertising and promotion to promote the technology benefits of the Company's products, increased sales commissions from increased sales of the Company's R-Series products, costs related to the acquisition of Loegering Mfg. Inc., initial compliance costs related to Sarbanes-Oxley implementation and the overall increase in the volume of the Company's business.

      Selling, general and administrative expenses increased to $6.2 million for the year ended December 31, 2003, compared with $5.0 million for the year ended December 31, 2002. The increase was due primarily to several factors. First, commissions to ASV's sales force increased in 2003 due to the increased sales. Second, in the second quarter of 2002, selling, general and administrative expenses were lower than historical levels due primarily to the reversal of a portion of a remarketing reserve during the second quarter of 2002. The Company had previously established a remarketing reserve of $250,000 for any expected costs associated with remarketing existing machines at one customer's locations, some of which were ultimately returned to Company. ASV had originally anticipated these machines would be remarketed to other dealers but instead chose to have certain of these machines returned to ASV for use in its new rental program which began in the second quarter of 2002. As these machines were returned to ASV and reflected as sales returns with a corresponding decrease in gross profit of approximately $184,000, a portion of the remarketing reserve was no longer needed. The Company reversed the portion of the remarketing reserve that related to the returned machines, which decreased selling, general and administrative expenses by approximately $184,000. Third, payroll taxes increased in 2003 due to the exercise of non-qualified stock options by employees, which required the payment of the employer portion of payroll taxes by the Company. In 2002, there were no non-qualified stock options exercised due to the lower price of the Company's common stock.

      Research and Development. For the year ended December 31, 2004, research and development expenses increased to $1.1 million, compared with $795,000 for 2003. The increase was due primarily to the on-going development of new products, including the Company's newest R-Series product, the RCV, which was introduced in January 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.

      Research and development expenses decreased to $795,000 for the year ended December 31, 2003 compared with $1,803,000 for the year ended December 31, 2002. The decrease was due to the completion of the development, testing and integration of the fifth undercarriage used in Caterpillar's MTL product line in 2002. In 2002, ASV incurred research and development expenses of $1 million related to the undercarriages used in Caterpillar's MTL product line.

      Other Income (Expense). For the year ended December 31, 2004, other income was $737,000, compared with $49,000 for 2003. This increase was due primarily to increased interest income from greater funds available for investment in 2004. Funds increased in 2004 due to proceeds received from the sale of common stock to Caterpillar in January 2004, proceeds received from the exercise of employee stock options and net earnings generated in 2004 and 2003.

      Other income for the year ended December 31, 2003 was $49,000, compared with $138,000 for the year ended December 31, 2002. The decrease was due to lower interest income from lower interest rates available for the Company's cash equivalents and a reduction in royalty revenues received from one of the Company's vendors as the royalty agreement expired in 2003.

      Net Earnings. For the year ended December 31, 2004, net earnings were $17.2 million, compared with $8.7 million for 2003. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses. The Company also realized a slightly lower effective income tax rate in 2004 due to increased international sales and increased tax credits from increased research and development expenditures in 2004. The Company anticipates its diluted earnings per share for 2005 will be in the range of $1.50-1.65 based on its anticipated sales, gross profit and expense levels for 2005.

      Net earnings increased for the year ended December 31, 2003 to $8.7 million, compared with $1.4 million for the year ended December 31, 2002. The increase was due to the more than doubling of net sales in 2003, combined with an increased gross profit percentage, offset in part by slightly higher operating expenses, lower non-operating income and a higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 2004, the Company's cash and cash equivalents were approximately the same as they were at December 31, 2003. The Company generated approximately $6.6 million of cash from operations. Included in this figure was the significant increase in net earnings the Company experienced in 2004 due to a 67% increase in sales. The Company also recorded a tax benefit from the exercise of stock options of approximately $3.4 million in 2004, due to an increase in the exercise of employee stock options, a result of the increase in the price of the Company's common stock in 2004. The Company also generated approximately $5 million in cash through increases in current liabilities from increased volume. Partially offsetting the increases in cash were increases in accounts receivable due to a temporary change in payment terms by Caterpillar and an increase in inventory levels due to increased production levels. The Company used cash of approximately $21.3 million in investing activities, primarily due to the purchase of $5.9 million of long-term investments, a net increase in short-term investments of $7.3 million, $4.6 million of property and equipment and $3.5 million of cash paid in the Loegering acquisition. The Company generated cash of approximately $14.8 million from financing activities, due primarily to the capital stock transactions with Caterpillar in January 2004 and the exercise of employee stock options throughout the year.

      TABLE OF CONTRACTUAL COMMITMENTS

      The following table represents the Company's contractual obligations at December 31, 2004:

                                                                   Payments due by period
                                -------------------------------------------------------------------------------
 Contractual Obligations          Total     Less than 1 year      1-3 years     3-5 years     More than 5 years
-------------------------       --------    -----------------     ---------     ---------     -----------------
Long-Term Debt                  $    156    $       40            $      96     $      20            $  --
Capital Lease Obligations          1,908           150                  930           290              538
Operating Leases                      40            17                   23            --               --
Purchase Obligations              84,588        84,588                   --            --               --
Financing Guarantee                   35            35                   --            --               --
                                --------    ----------            ---------     ---------            -----
Total                           $ 86,691    $   84,794            $   1,049     $     310            $ 538
                                ========    ==========            =========     =========            =====

      Purchase obligations represent the total value of all open purchase orders for the purchase of raw materials and components used in the manufacture of the Company's products as of December 31, 2004. The Company's financing guarantee is described in Note J to the financial statements filed in connection with this Annual Report on Form 10-K.

      ACQUISITION OF LOEGERING MFG. INC.

      On October 4, 2004, ASV closed on its acquisition of Loegering Mfg. Inc. of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. ASV acquired all the outstanding common stock of Loegering for $18.23 million through the issuance of approximately 430,000 shares of ASV common stock valued at $14.75 million and cash of $3.48 million. Of the ASV shares issued in the transaction, 130,699 shares have been registered for resale on a Form S-3 Registration Statement which was declared effective by the Securities and Exchange Commission on March 15, 2005. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV. The acquisition has been accounted for as a purchase. In a related transaction, ASV acquired real property representing Loegering's manufacturing facility from Loegering affiliates for $1.57 million.

      CATERPILLAR REVENUE RECOGNITION/GROSS PROFIT

      The Company recognizes as sales its cost for the MTL undercarriages, as defined in the Commercial Alliance Agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The gross profit percentage that we receive for two of the three undercarriages we currently sell to Caterpillar was reduced by 33% on January 1, 2005, with the overall gross profit percentage on the sale of all three undercarriages expected to exceed 20% for 2005. The gross profit percentage that we expect to receive for the third undercarriage sold to Caterpillar will also be reduced by 33% effective January 1, 2006. Both of these reductions would reduce the amount of gross profit we will recognize on the sale of these undercarriages to Caterpillar if the level of net sales in 2005 and 2006 were to be the same as in 2004.

      CUSTOMER NOTE RECEIVABLE

      Included in accounts receivable at December 31, 2004 is a note receivable for approximately $823,000 from a customer. The note bears interest at 6% and is due in 60 monthly installments beginning February 2004. As of February 23, 2005, the customer is current on all amounts owed the Company under this note.

      OFF-BALANCE SHEET ARRANGEMENTS

      The Company has guaranteed the repayment of a note made by a customer to a non-affiliated finance company in payment of amounts owed to the Company by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at December 31, 2004 and 2003. The balance of this note at February 23, 2005 was $328,000. As of February 23, 2005, the customer is current on all amounts owed the finance company under this note.

      RELATIONSHIP WITH FINANCE COMPANIES

      The Company has affiliated itself with several finance companies that finance the sale of the Company's products. By using these finance companies, the Company receives payment for its products shortly after their shipment. The Company pays a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, over a period generally ranging from three to twelve months, depending on the amount of down payment made by the customer. The Company is also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer. In addition, the Company does, from time to time, offer extended term financing on the sale of certain products to its dealers for periods ranging from 90 days to two years

      STOCK REPURCHASE PROGRAM

      In October 2003, the Company announced a stock buy-back program whereby ASV could repurchase up to $10 million of its common stock in the open market. This stock repurchase program expired in October 2004 and was not renewed. Under this program, the Company repurchased 66,000 shares of its common stock, at an aggregate cost of approximately $1.9 million. Under previous programs, the most recent of which expired in September 2003, the Company repurchased 195,580 shares of its common stock at an aggregate purchase price of approximately $2.0 million.

      CATERPILLAR EQUITY TRANSACTIONS

      In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.

      Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As of February 23, 2005, Caterpillar owned 23.5% of the Company's outstanding common stock and no longer has any options, warrants or contractual rights pursuant to which they may acquire additional shares of the Company's common stock.

      NEW ACCOUNTING PRONOUNCEMENTS

      SFAS 123 (Revised 2004) Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value from all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning July 1, 2005. The Company anticipates the effect of adopting this Statement will reduce its diluted earnings per share figure by approximately $.05 for the six months ended December 31, 2005 for those share-based payment transactions in existence as of December 31, 2004.

      SFAS 151 Inventory Costs. This Statement requires the accounting for idle facility expense, freight, handling costs and wasted material be recognized as current period charges. This Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company beginning January 1, 2006. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

      CASH REQUIREMENTS

      The Company believes cash expected to be generated from operations and its existing cash, cash equivalents and investments will satisfy the Company's projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.

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

RISK FACTORS

      OUR REVENUE AND BUSINESS WOULD BE HARMED IF CATERPILLAR CEASED MANUFACTURING AND MARKETING PRODUCTS UNDER OUR LOADER ALLIANCE AGREEMENT.

      Under the terms of the Alliance Agreement we entered into with Caterpillar Inc. in October 2000, we agreed with Caterpillar to jointly develop and manufacture a five-model line of Caterpillar branded rubber tracked skid steer loaders called Multi-Terrain Loaders (the "Alliance Machines"). The term of the Alliance Agreement expires October 31, 2005. These new loaders utilize Caterpillar's skid steer technology and our rubber track undercarriage technology. All five models have been developed and are available to all Caterpillar dealers. The Alliance Machines are assembled in Sanford, North Carolina, at Caterpillar's skid steer loader facility. The undercarriages are manufactured at our facility in Cohasset, Minnesota.

      The successful manufacturing and marketing of the Alliance Machines entail significant risks as described below:

      - The development and introduction of the Alliance Machines were scheduled on an aggressive time table and there exists the possibility this time table may not have detected all potential issues regarding the production or function of the machines. For example, in 2002, Caterpillar experienced production issues which caused them to stop production of the Alliance Machines. As a result, we did not ship undercarriages to Caterpillar while the production issues were resolved, resulting in decreased revenue to us. Additional production or other issues may be experienced by Caterpillar or us in the future, which could cause our sales of undercarriages to Caterpillar to decrease or terminate while the issues are resolved.

      - The overall market for rubber track machines is relatively new and the benefits of rubber track machines are not currently widely known. We and Caterpillar believe the market potential for rubber track machines justifies the necessary investment in the Alliance Machines. However, there is no assurance the Alliance Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by us and Caterpillar.

      - We will be relying significantly on Caterpillar for their continued interest in manufacturing and marketing the Alliance Machines. In 2004, total sales to Caterpillar accounted for 40% of our net sales. If Caterpillar stopped manufacturing the Alliance Machines, or stopped marketing the Alliance Machines to its dealers or Caterpillar dealers did not adequately promote the sale of the Alliance Machines, our revenue would be decreased and our business would be harmed.

      - As part of the Alliance Agreement, we agreed not to manufacture machines that are similar to and would compete with the Alliance Machines. Also, we may not knowingly sell our undercarriages to any party who shall manufacture, or resell an undercarriage to a party who shall manufacture, a machine that substantially competes with the Alliance Machines. We may, however, continue to manufacture our own models that do not substantially compete with the Alliance Machines.

      - The Alliance Agreement calls for us to receive a portion of the gross profit on the sale of the Alliance Machines to Caterpillar dealers. Therefore, a portion of our future revenue will be dependent on the success of Caterpillar in selling the Alliance Machines to Caterpillar dealers. In addition, The gross profit percentage that we receive for two of the three undercarriages we currently sell to Caterpillar was reduced by 33% on January 1, 2005, with the overall gross profit percentage on the sale of all three undercarriages expected to exceed 20% for 2005. The gross profit percentage that we expect to receive for the third undercarriage sold to Caterpillar will also be reduced by 33% effective January 1, 2006. Both of these reductions would reduce the amount of gross profit we will recognize on the sale of these undercarriages to Caterpillar if the level of net sales in 2005 and 2006 were to be the same as in 2004.

      OUR BUSINESS COULD BE MATERIALLY HARMED IF CATERPILLAR DID NOT ACTIVELY SUPPORT AND COOPERATE WITH US TO PROVIDE US WITH VARIOUS COMMERCIAL SERVICES.

      As a result of our transactions with Caterpillar, we may rely on commercial services provided by or through Caterpillar for the operation of our business, including marketing, development, warranty and parts services. As a result, to the extent we avail ourselves of these services, we may become dependent upon the cooperation of Caterpillar for the operation of our business.

      In connection with Caterpillar's purchase of shares of our common stock and a warrant to purchase shares of our common stock in January 1999, we entered into several agreements with Caterpillar, including a Commercial Alliance Agreement, a Marketing Agreement and a Management Services Agreement. These agreements contemplate that we would also enter into several additional agreements with Caterpillar, including a Trademark and Trade Dress License Agreement, Supply Agreements, a Services Agreement, a Technology License Agreement and a Joint Venture Agreement (which agreements, together with the Commercial Alliance Agreement, the Marketing Agreement and the Management Services Agreement, we collectively refer to as the "Commercial Agreements").

      Although Caterpillar is obligated under the terms of the Commercial Agreements to provide various services to us, including marketing, development, warranty and parts services, the specific obligations of Caterpillar under those agreements are not explicitly defined. Therefore, if Caterpillar chose not to cooperate with us in providing these services, it may be impractical for us to require Caterpillar to provide any such services to the extent necessary to be beneficial to us. If Caterpillar were to decide not to actively support and cooperate with us to provide us with these services, our business could be materially harmed.

      CATERPILLAR HAS THE ABILITY TO INFLUENCE OR CONTROL US, WHICH COULD NEGATIVELY AFFECT OTHER SHAREHOLDERS AND COULD DISCOURAGE OFFERS BY THIRD PARTIES TO ACQUIRE US.

      Caterpillar owns approximately 23.5% of the outstanding shares of our Common Stock. Accordingly, Caterpillar has the ability to influence our business and operations to a certain extent. In addition to its rights as a shareholder to influence us, Caterpillar has the right to designate directors for election to the Board of Directors under the Securities Purchase Agreement between us and Caterpillar dated October 14, 1998, proportionate to its stock ownership interest, which increases Caterpillar's ability to influence us. Currently, one of our nine directors has been designated by Caterpillar, despite the fact that Caterpillar would be entitled to designate two directors, assuming a board comprised of nine directors. If Caterpillar were to exercise its right to designate an additional director, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board and elect an additional director designated by Caterpillar.

      Given the significant percentage of the outstanding shares of our Common Stock owned by Caterpillar, third parties also may be discouraged from making an offer to acquire control or ownership of us.

      IF CATERPILLAR BEGINS SELLING, OR IS PERCEIVED TO BE SELLING, ITS SHARES OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

      Caterpillar owns approximately 23.5% of the outstanding shares of our common stock. Under our agreements with Caterpillar, Caterpillar has agreed not to sell any shares of our Common Stock for so long as the Alliance Agreement, as it may be amended, modified or supplemented from time to time, remains in effect. However, sales by Caterpillar of substantial amounts of our common stock, or the perception that such sales could take place, could negatively affect the market price of our common stock. If this happens, then stockholders may face difficulty in selling their shares and the price at which they sell their shares may be reduced.

      IF WE ARE UNABLE TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE MATERIALLY ADVERSELY AFFECTED.

      Our management has had limited experience in managing companies experiencing growth like ours. Further growth and expansion of our business will place additional demands upon our current management and other resources. We believes that future growth and success depends to a significant extent on our ability to be able to effectively manage our growth in several areas, including, but not limited to: (i) production facility expansion/construction; (ii) entrance to new geographic and use markets; (iii) international sales, service and production; and (iv) employee and management development. No assurance can be given that our business will grow in the future and that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

      A DISRUPTION OR TERMINATION OF OUR RELATIONSHIPS WITH CERTAIN SUPPLIERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

      Certain of the components included in our products are obtained from a limited number of suppliers, including the rubber track component used on our products. Disruption or termination of supplier relationships could have a material adverse effect on our operations. We believe that alternative sources could be obtained, if necessary, but the inability to obtain sufficient quantities of the components or the need to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments which in turn may have an adverse effect on our operating results and customer relationships.

      A NUMBER OF OUR COMPETITORS HAVE MORE RESOURCES AND MORE ESTABLISHED REPUTATIONS THAN US. IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

      Companies whose products compete in the same markets as the Posi-Track have substantially more financial, production and other resources than us, as well as established reputations within the industry and more extensive dealer networks. For 2004, sales of Posi-Track products accounted for approximately 47% of our net sales. Also, the growth potential of the markets being pursued by us could attract more competitors. There can be no assurance that we will be able to compete effectively in the marketplace or that we will be able to establish a significantly dominant position in the marketplace before our potential competitors are able to develop similar products.

      IF OUR RUBBER TRACK VEHICLES DO NOT CONTINUE TO RECEIVE MARKET ACCEPTANCE, OUR OPERATING RESULTS WILL BE HARMED.

      Our success is dependent upon increasing market acceptance of rubber track vehicles in the markets in which our products compete. Most small to medium sized tractor-type vehicles in competition with the Posi-Track are wheeled vehicles and most track-driven vehicles are designed for specific limited tasks. The market for rubber track vehicles is relatively new and there can be no assurance that our products will gain sufficient market acceptance to enable us to sustain profitable operations.

      IF WE ARE NOT ABLE TO MANAGE AND INTEGRATE THE OPERATIONS OF LOEGERING MFG. INC., OUR OPERATING RESULTS WILL BE HARMED.

      In October 2004, we acquired all the outstanding common stock of Loegering Mfg. Inc. ("Loegering") of Casselton, North Dakota for a combination of cash and shares of our Common Stock. We have not previously been involved in an acquisition of this nature, and there can be no assurance that we will be able to successfully manage and integrate the operations of Loegering.

      The process of integrating Loegering may be a difficult and time-consuming process. In particular, the process of combining sales and marketing forces, consolidating administrative functions, and coordinating product offerings can take longer, cost more, and provide fewer benefits than initially anticipated. Management may face difficulties, delays and costs as it works to retain customers, to minimize the risk of loss or reduction of customer orders due to the potential for market confusion, hesitation and delay, to coordinate infrastructure operations in an effective and efficient manner and to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices. To the extent any of these events occurs, the benefits of the transaction may be reduced, at least for a period of time.

      OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP NEW PRODUCTS OR IF NEW PRODUCTS DEVELOPED ARE UNABLE TO GAIN MARKET ACCEPTANCE.

      We intend to increase our market penetration by developing and marketing new rubber-tracked vehicles and other new products. There can be no assurance that we will be able to successfully develop the new products, or that any new products developed by us will gain market acceptance.

      One of the expected benefits of the Loegering acquisition is future sales of its proprietary Versatile Track System(R) (VTS), which we expect to account for a majority of net sales of Loegering products in 2005. If we are unable to achieve our anticipated timing of introduction and sales of the VTS product, or if adequate quantities of raw materials to meet the expected demand for this product in 2005 are not available, the benefits of the transaction may be reduced or delayed for a period of time. Our business may also be adversely affected if the VTS product does not gain market acceptance as quickly as we anticipate or at all.

      A CYCLICAL, ECONOMIC DOWNTURN IN THE CONSTRUCTION AND FARM EQUIPMENT INDUSTRIES COULD MATERIALLY HARM OUR BUSINESS.

      The construction and farm equipment industries, in which the Posi-Track competes, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries, including farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for our products may be affected by the seasonal nature of the activities in which they are used and by overall economic conditions in general. Therefore, an economic downturn in the construction and farm equipment industries, which could result in part based upon seasonal factors, could materially harm our business.

      THE LOSS OF THE SERVICES OF ANY KEY MEMBER OF OUR MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO ACHIEVE OUR OBJECTIVES.

      Our future success depends to a significant extent upon the continued service of certain key personnel, including our CEO, Gary Lemke. We have key-person life insurance on the life of Mr. Lemke, but we do not have an employment agreement with Mr. Lemke. The loss of the services of any key member of our management could have a material adverse effect on our ability to achieve our objectives.

      WE MAY FACE PRODUCT LIABILITY CLAIMS, WHICH COULD RESULT IN LOSSES IN EXCESS OF OUR INSURANCE COVERAGE OR IN OUR INABILITY TO OBTAIN ADEQUATE INSURANCE COVERAGE IN THE FUTURE.

      Like most manufacturing companies, we may be subject to significant claims for product liability and may have difficulty in obtaining product liability insurance or be forced to pay high premiums. We currently have product liability insurance and have not been subject to material claims for product liability. However, there can be no assurance that we will be able to obtain adequate insurance in the future or that our present or future insurance would prove adequate to cover potential product claims.

      OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE GET INVOLVED IN LITIGATION RELATING TO OUR INTELLECTUAL PROPERTY RIGHTS.

      We currently hold four patents on certain aspects of the suspension and drive mechanisms used in certain of our products. We have also filed additional patent applications. There can be no assurance that the patents will be granted or that patents under any future applications will be issued, or that the scope of the current or any future patent will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around such patents. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued to us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our and other's proprietary rights.

      WE MAY BE UNABLE TO MANUFACTURE OUR PRODUCTS IF EITHER OF OUR MANUFACTURING FACILITIES IS DAMAGED, DESTROYED OR BECOMES OTHERWISE INOPERABLE.

      Our products are manufactured exclusively at our two manufacturing facilities in Grand Rapids and Cohasset, Minnesota and at our Loegering facility in Casselton, North Dakota. In the event that any of these manufacturing facilities were to be damaged or destroyed or become otherwise inoperable, we may be unable to manufacture our products for sale until the facility is either repaired or replaced, either of which could take a considerable period of time. Although we maintain business interruption insurance, there can be no assurance that such insurance would adequately compensate us for the losses we would sustain in the event that our manufacturing facilities were unavailable for any reason.

      WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATIONS WHICH ARE COSTLY.

      Our operations, products and properties are subject to environmental and safety regulations by governmental authorities. We may be liable under environmental laws for waste disposal and releases into the environment. In addition, our products are subject to regulations regarding emissions and other environmental and safety requirements. While we believe that compliance with existing and proposed environmental and safety regulations will not have a material adverse effect on our financial condition or results of operations, there can be no assurance that future regulations or the cost of complying with existing regulations will not exceed current estimates.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and does not anticipate making such investments in the future. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      FINANCIAL STATEMENTS

      The following financial statements are attached as a separate section on pages F-1 through F-16 following the signature page to this Annual Report on Form 10-K:

      Consolidated Balance Sheets as of December 31, 2004 and 2003

      Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

      Management's Report on Internal Control over Financial Reporting

      Report of Independent Registered Public Accounting Firm

      SUPPLEMENTARY FINANCIAL INFORMATION

      The selected quarterly financial data is included in Note L to the consolidated financial statements filed with this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM  9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the

Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("the Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

      Management's Annual Report on Internal Control over Financial Reporting - Management's Annual Report on Internal Control over Financial Reporting appears on page F-14.

      Attestation Report of the Registered Public Accounting Firm - The attestation report of Grant Thornton LLP, the Company's independent registered public accounting firm, regarding the Company's internal control over financial reporting is provided on pages F-15 - F-16.

      Changes in Internal Controls. On October 1, 2004, the Company acquired Loegering Mfg. Inc. During the quarter ended December 31, 2004, Loegering's processes and systems were discrete and did not significantly impact internal controls over financial reporting at the Company.

      There were no other changes in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the fourth fiscal quarter of 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

      None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated by reference to the sections entitled "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

      The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to the Company's directors, officers and employees. The Code of Ethics is published on the Company's website at www.asvi.com under "Investors Relations - Corporate Governance." Any amendments to the Code of Ethics and waivers of the Code of Ethics for the Company's Chief Executive Officer, Chief Financial Officer or Controller will be published on the Company's website.

ITEM  11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference to the sections entitled "Executive Compensation (other than the section entitled "Compensation Committee Report on Executive Compensation")", "Compensation of Directors" and "Compensation Committee Interlocks and Inside Participation" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

                          NUMBER OF SECURITIES                                NUMBER OF SECURITIES REMAINING
                           TO BE ISSUED UPON         WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE UNDER
                              EXERCISE OF           EXERCISE PRICE OF            EQUITY COMPENSATION PLANS
                          OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,            (EXCLUDING SECURITIES
                          WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
    PLAN CATEGORY                 (a)                      (b)                              (C)
---------------------     --------------------     --------------------     -----------------------------------
EQUITY COMPENSATION
 PLANS APPROVED BY
 SECURITY HOLDERS               995,995                  $ 17.23                          1,945,125
EQUITY COMPENSATION
 PLANS NOT APPROVED BY
 SECURITY HOLDERS                  ----                      n/a                               ----
                                -------                  -------                          ---------
TOTAL                           995,995                  $ 17.23                          1,945,125
                                -------                  -------                          ---------

      The other information required by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference to the sections entitled "Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company's Independent Auditors" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      FINANCIAL STATEMENTS

      The financial statements filed as part of this report are listed under
      Item 8. Financial Statements and Supplementary Data.

      FINANCIAL STATEMENT SCHEDULES

      The following item is attached as a separate section on page S-1 following the financial statements included in this Annual Report on Form 10-K:

      Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

EXHIBITS

      2.1 Merger Agreement, dated as of October 1, 2004 by and among the Company, Loegering Mfg, Inc., LMI Merger Corp., The Marilyn A. Loegering Revocable Trust and Marilyn A. Loegering (v)

      3.1   Second Restated Articles of Incorporation of the Company (a)

      3.1a Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (d)

      3.1b Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (g)

      3.2   Bylaws of the Company (a)

      3.3   Amendment to Bylaws of the Company adopted April 13, 1999 (l)

      4.1   Specimen form of the Company's Common Stock Certificate (a)

      4.2 Securities Purchase Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

      4.3 Securities Purchase Agreement dated October 31, 2000 between Caterpillar Inc. and the Company (n)

      4.3   Replacement Warrant issued to Caterpillar Inc. on October 31, 2000
            (n)

      10.1  1994 Long-Term Incentive and Stock Option Plan (a)

      10.2 Development Agreement dated July 14, 1994 among the Iron Range Resources and Rehabilitation Board, the Grand Rapids Economic Development Authority ("EDA") and the Company (b)

      10.3 Lease and Option Agreement dated July 14, 1994 between the EDA and the Company (b)

      10.4  Option Agreement dated July 14, 1994 between the EDA and the Company
            (b)

      10.5  1996 Incentive and Stock Option Plan (e)

      10.6 Supplemental Lease Agreement dated April 18, 1997 between the EDA and the Company (e)

      10.7 Supplemental Development Agreement dated April 18, 1997 between the EDA and the Company (e)

      10.8 Line of Credit dated May 22, 1997 between Norwest Bank Minnesota North, N.A. and the Company (e)

      10.9* Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (c)

      10.10 1996 Incentive and Stock Option Plan, as amended (f)

      10.11 1998 Non-Employee Director Stock Option Plan (f)

      10.12 Extension of Lease Agreement dated May 13, 1998 between the EDA and the Company (g)

      10.13 First Amendment to Credit Agreement dated June 30, 1998 between Norwest Bank Minnesota North, N.A. and the Company (g)

      10.14 Commercial Alliance Agreement dated October 14, 1998 between Caterpillar Inc. and the Company (h)

      10.15 Management Services Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

      10.16 Marketing Agreement dated January 29, 1999 between Caterpillar Inc. and the Company (j)

      10.17 Third Amendment to Credit Agreement dated June 9, 1999 between Norwest Bank Minnesota North, N.A. and the Company (k)

      10.18   Amendment to 1998 Non-Employee Director Stock Option Plan (m)

      10.19 Fourth Amendment to Credit Agreement dated June 1, 2000 between Norwest Bank Minnesota North, N.A. and the Company (m)

      10.20** Multi-Terrain Rubber-Tracked Loader Alliance Agreement dated
              October 31, 2000 between Caterpillar Inc. and the Company (n)

      10.21** Manufacturing and Distribution Agreement dated January 2, 2001 between Polaris Industries Inc. and the Company (o)

      10.22 Fifth Amendment to Credit Agreement dated June 1, 2001 between Wells Fargo Bank Minnesota, N.A. and the Company (p)

      10.23 Sixth Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (q)

      10.24 Seventh Amendment to Credit Agreement dated June 1, 2002 between Wells Fargo Bank Minnesota, N.A. and the Company (r)

      10.25** Marketing Agreement dated March 13, 2003 between Jacobsen, a division of Textron, Inc., and the Company (s)

      10.26 Business Loan Agreement dated July 7, 2003 between Wells Fargo Bank Minnesota, N.A. and the Company (t)

      10.27*  2004 Stock Incentive Plan (u)

      10.28 Form of Incentive Stock Option Agreement used for grants made under the Company's 1996 and 2004 Stock Option Plans (w)

      11      Statement re: Computation of Per Share Earnings

      21      Subsidiaries

      23 Consent of Grant Thornton LLP, independent registered public accounting firm

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
(a) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

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

            (u) Incorporated by reference to the Company's Definitive Proxy Statement for the year ended December 31, 2003 (File No. 0-25620) filed electronically April 29, 2004.

            (v) Incorporated by reference to the Company's Current Report on Form 8-K (File NO. 0-25620) filed electronically October 7, 2004.

            (w) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-25620) filed electronically November 10, 2004.

-----------------------
*     Indicates management contract or compensation plan or arrangement.

**    Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      A.S.V., INC.

      By: /s/ Gary Lemke                                 Date: March 15, 2005
      ----------------------------------------
      Gary Lemke, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ Gary Lemke                                 Date: March 15, 2005
      ---------------------------------------
      Gary Lemke, Chairman of the Board,
      Chief Executive Officer and Director
      (principal executive officer)

          /s/ Thomas R. Karges                           Date: March 15, 2005
      ------------------------------------------
      Thomas R. Karges, Chief Financial Officer
      (principal financial officer and
      principal accounting officer)

          /s/ Jerome T. Miner                            Date: March 11, 2005
      ---------------------------------------------
      Jerome T. Miner, Vice-Chairman of the Board
      and Director

          /s/ Edgar E. Hetteen                           Date: March 15, 2005
      ---------------------------------------------
      Edgar E. Hetteen, Vice President and Director

          /s/ James Dahl                                 Date: March 15, 2005
      ---------------------------------------------
      James Dahl, Director

          /s/ Leland T. Lynch                            Date: March 14, 2005
      ---------------------------------------------
      Leland T. Lynch, Director

          /s/ R. E. Turner, IV                           Date: March 14, 2005
      ---------------------------------------------
      R. E. Turner, IV, Director

          /s/ Richard A. Benson                          Date: March 15, 2005
      ---------------------------------------------
      Richard A. Benson, Director

          /s/ Karlin S. Symons                           Date: March 14, 2005
      ---------------------------------------------
      Karlin S. Symons, Director

                                                         Date:
      ---------------------------------------------
      Edward Rapp, Director

                                  A.S.V., INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                       2004             2003
                                                                   -------------    -------------
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $  27,437,885    $  27,402,756
   Short-term investments                                              9,562,744        2,305,662
   Accounts receivable (net of allowance for doubtful
     accounts of $295,553 in 2004; $150,000 in 2003)
       Trade                                                          20,408,436       11,862,297
       Caterpillar Inc.                                               16,023,338        3,798,972
   Inventories                                                        34,832,868       26,686,707
   Deferred income taxes                                               1,175,000        1,075,000
   Other current assets                                                1,062,096        2,539,506
                                                                   -------------    -------------
                Total current assets                                 110,502,367       75,670,900

PROPERTY AND EQUIPMENT, net                                           11,108,132        6,129,922
LONG-TERM INVESTMENTS                                                  5,912,747                -
OTHER NON-CURRENT ASSET                                                  703,445          823,334
INTANGIBLES, net                                                       8,002,251                -
GOODWILL                                                               8,385,827                -
                                                                   -------------    -------------
                                                                   $ 144,614,769    $  82,624,156
                                                                   =============    =============
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term liabilities                        $     189,656    $     136,414
   Accounts payable                                                   11,452,026        6,004,890
   Accrued liabilities
     Compensation                                                        687,369          372,027
     Warranty reimbursements                                             491,100          491,100
     Warranties                                                        2,587,282          850,000
     Other                                                               728,771          645,346
   Income taxes payable                                                  533,995                -
                                                                   -------------    -------------
                Total current liabilities                             16,670,199        8,499,777

LONG-TERM LIABILITIES, less current portion                            1,873,768        1,844,858

COMMITMENTS AND CONTINGENCIES                                                  -                -

SHAREHOLDERS' EQUITY
   Capital stock, $.01 par value:
     Preferred stock, 11,250,000 shares authorized;
       no shares issued or outstanding                                         -                -
     Common stock, 33,750,000 shares authorized; shares issued
       and outstanding - 13,336,657 in 2004; 11,053,588 in 2003          133,367          110,536
   Additional paid-in capital                                         88,345,024       51,751,723
   Retained earnings                                                  37,592,411       20,417,262
                                                                   -------------    -------------
                                                                     126,070,802       72,279,521
                                                                   -------------    -------------
                                                                   $ 144,614,769    $  82,624,156
                                                                   =============    =============

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            2004             2003             2002
                                                        -------------    -------------    -------------
Net sales
   Trade                                                $  95,798,150    $  44,580,928    $  30,198,453
   Caterpillar Inc.                                        65,075,170       51,805,648       14,038,423
                                                        -------------    -------------    -------------
Total net sales                                           160,873,320       96,386,576       44,236,876
Cost of goods sold                                        124,473,593       75,895,524       35,614,846
                                                        -------------    -------------    -------------
         Gross profit                                      36,399,727       20,491,052        8,622,030

Operating expenses
   Selling, general and administrative                      9,604,619        6,177,324        5,029,307
   Research and development                                 1,106,762          794,729        1,802,960
                                                        -------------    -------------    -------------
         Operating income                                  25,688,346       13,518,999        1,789,763

Other income (expense)
   Interest expense                                          (124,223)        (129,359)        (126,098)
   Interest income                                            833,307          140,366          119,712
   Other, net                                                  27,719           37,897          144,752
                                                        -------------    -------------    -------------
         Income before income taxes                        26,425,149       13,567,903        1,928,129
Provision for income taxes                                  9,250,000        4,850,000          575,000
                                                        -------------    -------------    -------------
         NET EARNINGS                                   $  17,175,149    $   8,717,903    $   1,353,129
                                                        =============    =============    =============
Net earnings per common share
     Basic                                              $       1.35     $         .85    $         .13
                                                        =============    =============    =============

     Diluted                                            $       1.28     $         .78    $         .13
                                                        =============    =============    =============
Weighted average number of common shares outstanding
     Basic                                                 12,735,999       10,218,793       10,170,645
                                                        =============    =============    =============

     Diluted                                               13,412,500       11,185,683       10,229,057
                                                        =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                              Common stock            Additional
                                         ------------------------      paid-in         Retained
                                           Shares        Amount        capital         earnings          Total
                                         ----------    ----------    ------------    ------------    ------------
Balance at December 31, 2001             10,205,306    $  102,053    $ 40,123,200    $ 10,346,230    $ 50,571,483
   Exercise of stock options                 18,000           180          64,449               -          64,629
   Cost of shares retired                  (159,405)       (1,594)     (1,520,724)              -      (1,522,318)
   Net earnings                                   -             -               -       1,353,129       1,353,129
                                         ----------    ----------    ------------    ------------    ------------
Balance at December 31, 2002             10,063,901       100,639      38,666,925      11,699,359      50,466,923
   Exercise of stock options and
     warrant, net                         1,230,192        12,302      13,753,231               -      13,765,533
   Tax benefit from exercise of stock
     options and warrant                          -             -       5,597,000               -       5,597,000
   Cost of shares retired                  (240,505)       (2,405)     (6,265,433)              -      (6,267,838)
   Net earnings                                   -             -               -       8,717,903       8,717,903
                                         ----------    ----------    ------------    ------------    ------------
Balance at December 31, 2003             11,053,588       110,536      51,751,723      20,417,262      72,279,521
   Issuance of common stock, net of
     issuance costs                       1,968,473        19,685      36,548,444                      36,568,129
   Exercise of stock options, net           390,250         3,903       6,161,748               -       6,165,651
   Tax benefit from exercise of stock
     options                                      -             -       3,400,000               -       3,400,000
   Cost of shares and warrant retired       (75,654)         (757)     (9,516,891)              -      (9,517,648)
   Net earnings                                   -             -               -      17,175,149      17,175,149
                                         ----------    ----------    ------------    ------------    ------------
Balance at December 31, 2004             13,336,657    $  133,367    $ 88,345,024    $ 37,592,411    $126,070,802
                                         ==========    ==========    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              2004            2003           2002
                                                                          -------------   -------------   -------------
Cash flows from operating activities:
   Net earnings                                                           $  17,175,149   $   8,717,903   $   1,353,129
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                                           1,119,610         687,363         474,583
       Amortization                                                              25,749               -               -
       Deferred income taxes                                                    225,000        (747,000)        232,000
       Tax benefit from stock option exercises                                3,400,000       5,597,000               -
       Changes in assets and liabilities, net of effects
          of purchase of Loegering Mfg, Inc.:
             Accounts receivable                                            (19,240,234)     (2,086,645)      2,430,531
             Inventories                                                     (3,343,439)      5,147,913      (3,220,567)
             Other assets                                                     2,178,967      (1,767,821)        158,381
             Accounts payable                                                 3,087,089       3,166,520         389,226
             Accrued liabilities                                              1,396,976         562,917        (500,899)
             Income taxes                                                       533,995               -        (238,284)
                                                                          -------------   -------------   -------------
              Net cash provided by operating activities                       6,558,862      19,278,150       1,078,100
                                                                          -------------   -------------   -------------
Cash flows from investing activities:
   Purchase of property and equipment                                        (4,653,424)     (1,736,749)       (760,541)
   Cash paid for purchase of Loegering Mfg. Inc.                             (3,480,000)              -               -
   Purchase of long-term investments                                         (5,912,747)              -               -
   Purchase of short-term investments                                        (9,562,744)     (2,305,662)       (734,217)
   Redemption of short-term investments                                       2,305,662         739,307         720,159
                                                                          -------------   -------------   -------------
              Net cash used in investing activities                         (21,303,253)     (3,303,104)       (774,599)
                                                                          -------------   -------------   -------------
Cash flows from financing activities:
   Proceeds from long-term liabilities                                          100,000               -          98,363
   Principal payments on long-term liabilities                                 (736,612)       (128,076)       (107,675)
   Principal payments on short-term note payable                             (3,050,000)              -               -
   Proceeds from issuance of common stock, net                               21,818,129               -               -
   Proceeds from exercise of stock options and warrant, net                   6,165,651      13,765,533          64,629
   Retirement of common stock and warrant                                    (9,517,648)     (6,267,838)     (1,522,318)
                                                                          -------------   -------------   -------------
              Net cash provided by (used in) financing activities            14,779,520       7,369,619      (1,467,001)
                                                                          -------------   -------------   -------------
              Net increase (decrease) in cash and cash equivalents               35,129      23,344,665      (1,163,500)
Cash and cash equivalents at beginning of year                               27,402,756       4,058,091       5,221,591
                                                                          -------------   -------------   -------------
Cash and cash equivalents at end of year                                  $  27,437,885   $  27,402,756   $   4,058,091
                                                                          =============   =============   =============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $     130,930   $     125,890   $     158,437
   Cash paid for income taxes                                             $   5,044,073   $   1,588,252   $   1,112,000

Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock for purchase of Loegering Mfg. Inc.         $  14,750,000   $           -   $           -

The accompanying notes are an integral part of these financial statements.

                                  A.S.V., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company designs and manufactures track-driven, all-season vehicles, related accessories, traction products and attachments in northern Minnesota and Eastern North Dakota. The Company sells its products through independent dealers in the United States, Canada, Australia, New Zealand and Portugal.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   Principles of Consolidation

   The consolidated financial statements include the accounts of A.S.V., Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

   Fair Value of Financial Instruments

   The financial statements include the following financial instruments: cash equivalents, investments, accounts receivable and accounts payable. At December 31, 2004 and 2003, the fair values of these financial instruments are not significantly different than their balance sheet carrying amounts.

   Cash Equivalents

   All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2004 and 2003, the Company had cash equivalents of approximately $29,711,000 and $22,828,000, which consisted of two money market accounts and various tax-exempt cash equivalents. The fair value of these investments approximates cost. The Company maintains cash balances at two financial institutions and, at times, these balances may be in excess of federally insured limits.

   Investments

   Short-term investments consist primarily of a diversified portfolio of non-taxable auction rate securities, which will mature in 2005. The Company considers its short-term investments as "available-for-sale." At December 31, 2004 and 2003, cost was equal to fair value and no amount was included as a separate component of shareholders' equity.

   Long-term investments consist of U.S. Treasury notes which will mature in 2009. The Company considers its long-term investments as "held-to-maturity." Management has the intent and ability to hold the investments in U.S. Treasury notes to maturity. These investments are carried at amortized cost.

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

   Changes in the Company's allowance for doubtful accounts are as follows:

                                     December 31,
                             -------------------------
                                2004           2003
                             -----------   -----------
Balance, beginning of year   $   150,000   $    75,000
Loegering acquisition            101,694             -
Bad debt expense                 126,366       144,587
Accounts written off             (82,507)      (69,587)
                             -----------   -----------
Balance, end of year         $   295,553   $   150,000
                             ===========   ===========

   The Company has a note receivable at December 31, 2004 for approximately $823,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009.

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Intangibles

The Company's intangible assets include patents granted, patent applications, trade name, trade dress and trademarks. All of the intangibles represent the value assigned to the respective assets from the Company's 2004 acquisition of Loegering Mfg. Inc. Patents granted are being amortized over the remaining life of the patent, ranging from 8 - 17 years. All other intangibles are not being amortized as they are believed to have an indefinite life. Amortization expense was $25,749 for 2004.

Expected future amortization of intangible assets is as follows:

Year ended December 31,
-----------------------
         2005               $102,996
         2006               $102,996
         2007               $102,996
         2008               $102,996
         2009               $102,996

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of Loegering Mfg. Inc. The carrying value of goodwill is tested for impairment on an annual basis at the Company's fiscal year-end or when factors indicating impairment are present.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. None of the goodwill is deductible for tax purposes.

Warranties

The Company provides a limited warranty to purchasers of its products which varies by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company's products carry a pro-rated warranty up to 1,500 hours of usage. Provision for estimated warranty costs are recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the warranty liability may be required.

Changes in the Company's warranty liability are as follows:

                                   December 31,
                            ------------------------
                                2004         2003
                            -----------  -----------
Balance, beginning of year  $   850,000  $   600,000
Expense for new
   warranties issued          3,323,791    1,083,269
Warranty claims              (1,586,509)    (833,269)
                            -----------  -----------
Balance, end of year        $ 2,587,282  $   850,000
                            ===========  ===========

During the fourth quarter of 2001, ASV negotiated a warranty reimbursement program with one of its suppliers, whereby the Company receives product at no cost over a multi-year period to compensate for warranty claims incurred during 2001. During 2004, 2003 and 2002, ASV recognized a benefit of $0, $47,200 and $324,700 under this program, recorded as an offset to warranty expense.

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Advertising Expense

Advertising is expensed as incurred. Advertising expenses were approximately $776,000, $388,000 and $308,000 for 2004, 2003 and 2002.

Shipping and Handling Costs

The Company includes shipping and handling (including warehousing) costs incurred in connection with the distribution of replacement parts in selling, general and administrative expenses. Shipping and handling costs were approximately $2,066,000, $1,018,000 and $838,000 for 2004, 2003 and 2002.

Research and Development

All research and development costs are expensed as incurred.

Employee Savings and Profit Sharing Plan

The Company has employee savings and profit sharing plans which permit participant salary deferrals up to certain limits set by law and provides for discretionary Company contributions. The Plan covers employees who have met minimum age and service requirements, as defined in the Plan. Company contributions were approximately $94,000, $49,000 and $42,000 for 2004, 2003 and 2002.

Stock-Based Compensation

At December 31, 2004, the Company has three stock-based compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions described in Note I, to its stock-based compensation plans.

                                Year ended December 31,
                     ------------------------------------------
                         2004           2003           2002
                     ------------    -----------    -----------
Net earnings, as
  reported           $ 17,175,149    $ 8,717,903    $ 1,353,129
Deduct: Total
  stock-based
  employee
  compensation
  determined
  under fair
  value based
  methods for all
  awards, net of
  income taxes          1,649,852        792,140        496,648
                     ------------    -----------    -----------
Pro forma net
  earnings           $ 15,525,297    $ 7,925,763    $   856,481
                     ============    ===========    ===========
Earnings per
  share:
  Basic - as
    reported         $       1.35    $      0.85    $      0.13
                     ============    ===========    ===========
  Basic - pro
    forma            $       1.22    $      0.78    $      0.08
                     ============    ===========    ===========
  Diluted - as
    reported         $       1.28    $      0.78    $      0.13
                     ============    ===========    ===========
  Diluted - pro
    forma            $       1.16    $      0.71    $      0.08
                     ============    ===========    ===========

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

For the years ended December 31, 2004, 2003 and 2002, 676,501, 966,890 and
58,412 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 11,166,939 shares of common stock with a weighted average exercise price of $20.10 were outstanding at December 31, 2002, but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options or warrants outstanding at December 31, 2004 or 2003.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

   NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   New Accounting Pronouncements

   SFAS 123 (REVISED 2004), Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value of all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning July 1, 2005. The Company anticipates the effect of adopting this Statement will reduce its diluted earnings per share figure by approximately $.05 for the six months ended December 31, 2005 for those share-based payment transactions in existence as of December 31, 2004.

   SFAS 151, Inventory Costs. This Statement requires the accounting for idle facility expense, freight, handling costs and wasted material be recognized as current period charges. This Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company beginning January 1, 2006. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

NOTE B - ACQUISITION

   On October 1, 2004, ASV acquired 100% of the outstanding common stock of Loegering Mfg. Inc. The results of Loegering's operations have been included in the consolidated financial statements since that date. Loegering is a provider of traction products and attachments for the skid-steer industry.

   The aggregate purchase price was $18.23 million, consisting of $3.48 million in cash and approximately 430,000 shares of ASV common stock valued at $14.75 million. The value of the common shares issued was determined based on the average closing market price for the 15-day period prior to October 1, 2004. In a related transaction, ASV acquired real property representing Loegering's manufacturing facility from Loegering affiliates for $1.57 million.

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, October 1, 2004:

Current assets              $ 7,117,178
Equipment                     1,444,396
Non-current assets              122,485
Intangible assets             8,028,000
Goodwill                      8,385,827
                            -----------
Total assets acquired        25,097,886
                            -----------
Current liabilities           6,602,505
Long-term debt                  265,381
                            -----------
Total liabilities assumed     6,867,886
                            -----------
Net assets acquired         $18,230,000
                            ===========

   Of the $8,028,000 of acquired intangible assets, $5,334,000 was assigned to registered trademarks and trade dress and $1,849,000 was assigned to patent applications that are not subject to amortization. The remaining $845,000 was assigned to patents, which are being amortized over their useful lives of 8-17 years.

   The following represents the Company's results of operation as though the acquisition had been completed as of January 1, 2003:

                               Year ended December 31,
                          -------------------------------
                               2004             2003
                          -------------    --------------
Net sales                 $ 171,166,571    $  108,760,146
Income before income
  taxes                      25,709,997        14,357,813
Net earnings              $  16,720,997    $    9,225,813
                          =============    ==============
Net earnings per share
  Basic                   $        1.28    $          .87
                          =============    ==============
  Diluted                 $        1.22    $          .79
                          =============    ==============

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE C - INVENTORIES

   Inventories consist of the following:

                                    December 31,
                          ------------------------------
                              2004             2003
                          -------------    -------------
Raw materials, service
   parts and work-
   in-process             $  23,630,644    $  16,589,121
Finished goods                9,647,769        7,385,768
Used equipment
   held for resale            1,554,455        2,711,818
                          -------------    -------------
                          $  34,832,868    $  26,686,707
                          =============    =============

NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                           December 31,
                    --------------------------
                       2004           2003
                    -----------    -----------
Land                $   629,929    $   353,134
Buildings and
   improvements       7,368,316      4,337,899
Tooling               2,659,129      1,730,110
Machinery and
   equipment          4,034,074      2,366,611
Vehicles                468,172        310,400
                    -----------    -----------
                     15,159,620      9,098,154
Less accumulated
   depreciation       4,051,488      2,968,232
                    -----------    -----------
                    $11,108,132    $ 6,129,922
                    ===========    ===========

NOTE E - LONG-TERM LIABILITIES

   Capital Lease Obligations

   The Company leases certain real property and vehicles under capital leases. The capital lease agreement for the Company's Grand Rapids manufacturing and office building provides for monthly payments to 2018 and a balloon payment of approximately $543,000 in December 2006.

   Future minimum lease payments under all capital lease obligations at December 31, 2004 are as follows:

2005                             $   257,811
2006                                 798,507
2007                                 167,929
2008                                 167,134
2009                                 135,554
Thereafter                           875,453
                                 -----------
Total payments                     2,402,388
Amounts representing interest
  (weighted average 5.9%)            494,705
                                 -----------
Present value of minimum
  capitalized lease payments     $ 1,907,683
                                 ===========

   Asset cost related to the capital lease were $2,372,096 and $2,250,773 at December 31, 2004 and 2003. Accumulated amortization was $457,810 and $387,874 at December 31, 2004 and 2003.

   Other Long-Term Debt

   The Company has non-interest bearing notes payable totaling $55,741 at December 31, 2004, secured by vehicles, due in monthly installments through November 2007.

   The Company has an unsecured, non-interest bearing note payable of $100,000 at December 31, 2004, due in annual installments of $20,000 through 2009.

NOTE F - INCOME TAXES

   The provision for income taxes consists of the following:

                       Year ended December 31,
             ----------------------------------------
                 2004           2003          2002
             ------------    -----------    ---------
Current
  Federal    $  8,300,000    $ 5,143,000    $ 301,000
  State           725,000        454,000       42,000
             ------------    -----------    ---------
                9,025,000      5,597,000      343,000
Deferred          225,000       (747,000)     232,000
             ------------    -----------    ---------
             $  9,250,000    $ 4,850,000    $ 575,000
             ============    ===========    =========

   Net deferred income tax assets (liabilities) relate to the tax effect of temporary differences as follows:

                                 December 31,
                         --------------------------
                             2004           2003
                         -----------    -----------
Accruals and reserves    $ 1,650,000    $   230,000
Net operating loss
  carryforwards                    -      1,250,000
Other                       (475,000)      (405,000)
                         -----------    -----------
                         $ 1,175,000    $ 1,075,000
                         ===========    ===========

   The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

                           2004   2003   2002
                           ----   ----   ----
Statutory federal rate     35.0%  34.0%  34.0%
State income taxes, net
   of federal benefit       3.1    2.9    3.6
Research and development
   tax credit              (1.2)  (0.4)  (4.9)
Foreign tax credit         (0.4)  (0.3)  (2.8)
Other                      (1.5)  (0.5)  (0.1)
                           ----   ----   ----
                           35.0%  35.7%  29.8%
                           ====   ====   ====

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE F - INCOME TAXES - Continued

   The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

   The Company generated and fully utilized research and development and foreign tax credits during 2003 and 2002.

   On October 22, 2004, congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. It is not currently possible to predict what impact this Act will have on future earnings.

NOTE G - TRANSACTIONS WITH CATERPILLAR

   Prior to 2000, the Company entered into a Securities Purchase Agreement (the Agreement) with Caterpillar Inc. (Caterpillar). Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of common stock and a warrant to purchase an additional 10,267,127 newly issued shares of common stock at a price of $21.00 per share. The warrant was exercisable at any time through January 2009 subject to partial termination in the event the Company achieves certain financial goals.

   As a result of the Agreement, the board of directors was increased with two members appointed by Caterpillar. Caterpillar currently has one board member, although their percentage ownership allows for two members.

   The Company and Caterpillar also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for certain complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company's products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both companies. Total commission expense under the agreement was approximately $38,000, $88,000 and $215,000 in 2004, 2003 and 2002.

   In October 2000, the Company completed another Securities Purchase Agreement with Caterpillar in which Caterpillar purchased 500,000 newly issued shares of common stock at a price of $18.00 per share. At that time, the Company also amended its original warrant issued to Caterpillar reducing the number of shares of Company common stock available for purchase under the original warrant by 500,000 shares.

   Also in October 2000, the Company and Caterpillar entered into an alliance agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which includes five models, features Caterpillar's patented skid steer loader technology and ASV's patented Maximum Traction Support System (TM) rubber track undercarriage. The MTLs are being sold through the Caterpillar dealer network. The Company is manufacturing the undercarriage for use on all of the MTLs. The alliance agreement expires October 31, 2005. The Company is in the process of negotiating a new agreement.

   In January 2004, the Company sold 1,040,069 shares of its common stock to Caterpillar at $21.00 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.

   Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 500,000 shares of the Company's common stock. As a result of these transactions, Caterpillar owned 23.5% of the Company's outstanding common stock at December 31, 2004.

   In connection with the alliance agreement, the Company has agreed to reimburse Caterpillar for their research and development costs related to the MTLs as it pertains to the combination of the Caterpillar portion of the machines with the Company's undercarriages. Total research and development costs reimbursed to Caterpillar were approximately $1,000,000 in 2002. There were no research and development costs reimbursed to Caterpillar in 2004 and 2003.

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE G - TRANSACTIONS WITH CATERPILLAR - Continued

   The Company purchases parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary related costs of Caterpillar employees that work on the Company's behalf. In addition, the Company utilizes Caterpillar's warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers. During 2004, 2003 and 2002, total parts purchases, salary and warranty reimbursements were approximately $7,920,000, $3,994,000 and $7,140,000. Also, at December 31, 2004 and 2003, accounts payable to Caterpillar were approximately $558,000 and $637,000.

   When the Company ships undercarriages to Caterpillar it recognizes as sales its cost for the undercarriage, as defined in the agreement, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTL to Caterpillar dealers.

NOTE H - SHAREHOLDERS' EQUITY

   Stock Option Plans

   The Company has two stock option plans under which up to 3,750,000 shares of common stock are available for issuance. Stock options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock on the date of grant. Options generally expire seven years from the date of grant. Options granted under the plans are generally exercisable in annual installments, beginning one year from the date of grant.

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

   Option transactions under the plans during each of the three years in the period ended December 31, 2004 are summarized as follows:

                                    Weighted-
                                     Average
                                    Exercise
                        Shares        Price
                       ---------    ---------
Outstanding at
  December 31, 2001    1,446,751    $   14.12
    Granted              159,500        10.95
    Exercised            (18,000)        3.59
    Canceled            (165,189)       16.11
                       ---------
Outstanding at
  December 31, 2002    1,423,062        13.67
    Granted              534,750         8.83
    Exercised           (892,692)       12.65
    Canceled              (7,000)        9.86
                       ---------
Outstanding at
  December 31, 2003    1,058,120        12.19
    Granted              344,750        31.31
    Exercised           (390,250)       15.85
    Canceled             (16,625)       21.04
                       ---------
Outstanding at
  December 31, 2004      995,995    $   17.23
                       =========    =========

   At December 31, 2004, 2003 and 2002, 225,625, 384,250 and 1,145,937 options were exercisable with a weighted average exercise price of $11.66, $16.85 and $14.00.

   The following information applies to grants that are outstanding at December 31, 2004:

                           Options outstanding
                 -------------------------------------
                                Weighted-
                    Number       average     Weighted-
   Range of      outstanding    remaining     average
   exercise           at       contractual    exercise
    prices        period end      life         price
--------------   -----------   -----------   ---------
$   8.08-12.12       543,301          4.78   $    9.15
$ 12.25-18.375       116,444          2.25       14.35
$  28.91-39.15       336,250          6.15       31.30
                 -----------
                     995,995                 $   17.23
                 ===========                 =========

                   Options exercisable
                 -----------------------
                   Number      Weighted-
   Range of      exercisable    average
   exercise          at        exercise
    prices       period end      price
--------------   -----------   ---------
$   8.02-12.12       129,681   $    9.33
$ 12.25-18.375        95,944       14.80
$  28.91-39.15             -           -
                 -----------
                     225,625   $   11.66
                 ===========   =========

                                  A.S.V., INC.

                        DECEMBER 31, 2004, 2003 AND 2002

NOTE H - SHAREHOLDERS' EQUITY - Continued

   The weighted average fair values of the options granted during 2004, 2003 and 2002 are $17.79, $4.52 and $5.47. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options- pricing model with the following weighted-average assumptions used for all grants in 2004, 2003 and 2002; zero dividend yield; expected volatility of 52.1%, 44.8% and 40.8%, risk-free interest rate of 3.78%, 3.55% and 4.71% and expected lives of 6.92, 6.95 and 6.85 years.

   Shares Repurchased and Retired

   In October 2003, the Company authorized a stock buy-back program under which the Company could repurchase up to $10,000,000 of its common stock on the open market. The Company funded the repurchases with available funds. The repurchase program expired in October 2004 and was not renewed. Under this program, the Company repurchased 66,000 shares of its common stock, at an aggregate cost of approximately $1.9 million.

   During 2003 and 2002, in connection with previous repurchase agreements, the Company repurchased 13,100, and 159,405 shares of stock for total consideration of approximately $248,000 and $1,522,000.

NOTE I - RELATED PARTY TRANSACTION

   The Company uses a public relations firm that is affiliated with one of the Company's directors. Total fees paid to this firm in 2004, 2003 and 2002 were approximately $153,000, $157,000 and $188,000.

NOTE J - FINANCING GUARANTEE

   The Company has guaranteed the repayment of a $589,000 note made by one of its customers to a non-affiliated finance company in payment of amounts owed to the Company by this customer. The Company computed the value of the guarantee at $35,000 and recorded this amount as a reduction of net sales for the year ended December 31, 2003. A similar amount has been included in other accrued liabilities at December 31, 2004 and 2003. The outstanding balance of this note was approximately $335,000 as of December 31, 2004.

NOTE K - MAJOR SUPPLIERS

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

NOTE L - SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

   The following table summarizes quarterly, unaudited financial data for 2004 and 2003.

                                           2004
                          --------------------------------------
      Quarters               1st      2nd       3rd       4th
------------------------  --------  --------  --------  --------
(Dollars in thousands,
  except per share data)
Net sales                 $ 33,054  $ 39,081  $ 40,607  $ 48,131
Gross profit                 7,570     8,768     9,304    10,758
Net earnings                 3,595     4,182     4,430     4,968
Net earnings per
   common share
     Basic                     .29       .33       .35       .38
     Diluted                   .26       .32       .34       .36

                                           2003
                          --------------------------------------
      Quarters               1st      2nd       3rd       4th
------------------------  --------  --------  --------  --------
(Dollars in thousands,
  except per share data)
Net sales                 $ 14,612  $ 26,414  $ 29,189  $ 26,171
Gross profit                 2,804     5,332     6,512     5,843
Net earnings                   768     2,285     3,079     2,585
Net earnings per
   common share
     Basic                     .08       .23       .30       .24
     Diluted                   .08       .22       .29       .19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
A.S.V., Inc.

          We have audited the accompanying consolidated balance sheets of A.S.V., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of A.S.V., Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

          Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of A.S.V., Inc.'s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of A.S.V., Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of A.S.V., Inc.'s internal control over financial reporting.

/s/ Grant Thornton LLP


Minneapolis, Minnesota
March 11, 2005

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

Our assessment did not include Loegering Mfg. Inc., a business acquired on October 1, 2004. Loegering Mfg. Inc. constituted approximately ten percent of total and net assets (excluding goodwill and intangible assets) as of December 31, 2004, and approximately four percent and two percent of revenues and net income, respectively, for the year then ended.

Our independent registered public accounting firm, Grant Thornton, LLP, has issued an attestation report on management's assessment of our system of internal control over financial reporting. This report appears on pages F-15 - F-16.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
A.S.V., Inc.

                We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that A.S.V., Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management, is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

                A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the effectiveness of internal controls over financial reporting of Loegering Mfg, Inc. (Loegering). Loegering was acquired October 1, 2004, and has been included in the consolidated financial statements of A.S.V., Inc. and subsidiaries since that date. Loegering constituted approximately ten percent of total and net assets (excluding goodwill and intangible assets) as of December 31, 2004, and approximately four percent and two percent of revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of A.S.V., Inc. and subsidiaries also did not include an evaluation of the internal controls over financial reporting of Loegering.

                In our opinion, management's assessment that A.S.V., Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, A.S.V., Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by COSO.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of A.S.V., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ Grant Thornton LLP


Minneapolis, Minnesota
March 11, 2005

                                  A.S.V., INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                      BALANCE     ADDITIONS                     BALANCE
                     BEGINNING   CHARGED TO                      END OF
ACCRUED WARRANTIES   OF PERIOD     EXPENSE    DEDUCTIONS (A)     PERIOD
------------------   ---------   ----------   --------------   ----------
2004                 $ 850,000   $3,323,791   $    1,586,509   $2,587,282
2003                 $ 600,000   $1,083,269   $      833,269   $  850,000
2002                 $ 500,000   $1,399,550   $    1,299,550   $  600,000

(A) Warranty credits issued

                                  EXHIBIT INDEX

EXHIBIT                                                                           METHOD OF FILING
-------                                                                           ----------------
  11      Statement re: Computation of Per Share Earnings...............   Filed herewith electronically

  21      Subsidiaries..................................................   Filed herewith electronically

  23      Consent of Grant Thornton LLP, independent registered
          public accounting firm........................................   Filed herewith electronically

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