Form 10-Q
period 2005-03-31
ASV INC /MN/
filed 2005-05-10
CIK 926763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 0-25620

A.S.V., Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1459569

State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

840 Lily Lane
P.O. Box 5160
Grand Rapids, MN 55744	(218) 327-3434

Address of principal executive offices, including zip code	Registrant’s telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 29, 2005, 13,391,314 shares of the issuer’s Common Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

A.S.V., Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,579,266	$27,437,885
Short-term investments	1,209,960	9,562,744
Accounts receivable, net
Trade	28,518,607	20,408,436
Caterpillar Inc.	8,113,000	16,023,338
Inventories	46,065,551	34,832,868
Deferred income taxes	1,600,000	1,175,000
Other current assets	866,224	1,062,096

Total current assets	122,952,608	110,502,367

PROPERTY AND EQUIPMENT, net	11,722,282	11,108,132

LONG-TERM INVESTMENTS	5,917,691	5,912,747

OTHER NON-CURRENT ASSET	664,445	703,445

INTANGIBLES, net	7,976,502	8,002,251

GOODWILL	8,385,827	8,385,827

	$157,619,355	$144,614,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$191,563	$189,656
Accounts payable	14,344,415	11,452,026
Accrued liabilities
Warranties	3,006,222	2,587,282
Other	2,072,688	1,907,240
Income taxes payable	3,340,443	533,995

Total current liabilities	22,955,331	16,670,199

LONG-TERM LIABILITIES, less current portion	1,829,715	1,873,768

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 11,250,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 33,750,000 shares authorized; shares issued and outstanding – 13,387,614 in 2005; 13,336,657 in 2004	133,876	133,367
Additional paid-in capital	89,565,047	88,345,024
Retained earnings	43,135,386	37,592,411

	132,834,309	126,070,802

	$157,619,355	$144,614,769

     See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

Three months ended March 31,

	2005	2004
Net sales
Trade	$30,242,365	$19,397,904
Caterpillar Inc.	22,937,477	13,655,867

Total net sales	53,179,842	33,053,771

Cost of goods sold	40,420,654	25,483,569

Gross profit	12,759,188	7,570,202

Operating expenses
Selling, general and administrative	3,783,571	1,900,522
Research and development	428,140	155,555

Operating income	8,547,477	5,514,125

Other income (expense)
Interest income	303,243	177,887
Interest expense	(28,176)	(28,609)
Other, net	45,431	1,630

Income before income taxes	8,867,975	5,665,033

Provision for income taxes	3,325,000	2,070,000

NET EARNINGS	$5,542,975	$3,595,033

Net earnings per common share:

Basic	$.41	$.29

Diluted	$.40	$.26

Weighted average number of common shares outstanding:

Basic	13,363,538	12,464,518

Diluted	13,820,897	13,706,606

     See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three months ended March 31,

	2005	2004
Cash flows from operating activities:
Net earnings	$5,542,975	$3,595,033
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation	418,611	205,704
Amortization	25,749	—
Deferred income taxes	(425,000)	1,160,000
Tax benefit from stock option exercises	500,000	485,000
Changes in assets and liabilities
Accounts receivable	(199,833)	(9,791,828)
Inventories	(11,232,683)	(2,520,113)
Other assets	234,872	1,903,332
Accounts payable	2,892,389	2,851,491
Accrued liabilities	584,388	413,625
Income taxes payable	2,806,448	346,105

Net cash provided by (used in) operating activities	1,147,916	(1,351,651)

Cash flows from investing activities:
Purchase of property and equipment	(1,032,761)	(1,508,463)
Purchase of short-term investments	(108,446)	(211,230)
Purchase of long-term investments	(4,944)	—
Redemption of short-term investments	8,461,230	205,894

Net cash provided by (used in) investing activities	7,315,079	(1,513,799)

Cash flows provided by financing activities:
Principal payments on long-term liabilities	(42,146)	(33,195)
Proceeds (costs) from issuance of common stock, net	(23,165)	21,826,431
Proceeds from exercise of stock options, net	853,806	920,592
Retirement of common stock and warrant	(110,109)	(7,925,954)

Net cash provided by financing activities	678,386	14,787,874

Net increase in cash and cash equivalents	9,141,381	11,922,424

Cash and cash equivalents at beginning of period	27,437,885	29,402,756

Cash and cash equivalents at end of period	$36,579,266	$41,325,180

Supplemental disclosure of cash flow information:

Cash paid for interest	$28,333	$28,756

Cash paid for income taxes	$491,513	$85

See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2005

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited, consolidated financial statements follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of A.S.V., Inc. (ASV or the Company) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     ASV generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonable assured. The Company considers delivery to have occurred at the time of shipment.

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

Warranties

     The Company provides a limited warranty to its customers. Provision for estimated warranty costs are recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company’s estimates, revision to the warranty liability may be required.

     Changes in the Company’s warranty liability are as follows:

	March 31,
	2005	2004
Balance, beginning of period	$2,587,282	$850,000
Expense for new warranties issued	981,533	627,165
Warranty claims	(562,593)	(327,165)

Balance, end of period	$3,006,222	$1,150,000

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

     At March 31, 2005, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the following assumptions. The weighted average fair values of the options granted during 2005 and 2004 were $16.94 and $18.34. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2005 and 2004, respectively: zero dividend yield; expected volatility of 39.45% and 52.3%, risk-free interest rate of 4.11% and 3.64% and expected lives of 6.10 and 6.90 years.

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$5,542,975	$3,595,033

Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(401,275)	(332,408)

Pro forma net earnings	$5,141,700	$3,262,625

Earnings per share:
Basic - as reported	$.41	$.29

Basic - pro forma	$.38	$.26

Diluted - as reported	$.40	$.26

Diluted - pro forma	$.37	$.24

NOTE 2. INVENTORIES

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials, service parts and work-in-process	$35,046,673	$23,630,644
Finished goods	9,663,184	9,647,769
Used equipment held for resale	1,355,694	1,554,455

	$46,065,551	$34,832,868

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 123 (Revised 2004), Share-Based Payment

     This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value of all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions in existence as of April 29, 2005 cannot currently be calculated.

SFAS 151, Inventory Costs

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

NOTE 4. INCOME TAXES

     On October 22, 2004, congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction, and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. It is not currently possible to predict what impact this Act will have on future earnings, as final implementation information is not expected to be available until later in 2005.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar Inc.’s (Caterpillar) Multi Terrain Loaders (MTL). ASV’s products are able to traverse nearly any terrain with minimal damage to the ground, making it effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to Caterpillar are incorporated by Caterpillar in their MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.

     ASV experienced a significant increase in sales in the first quarter of 2005 due to several reasons as explained below:

•	The Company believes there is a greater acceptance of rubber track machines in the marketplace as users experience the benefits that a rubber track machine can provide over a standard wheeled machine.

•	The number of companies entering into the rubber track machine market has increased in the last few years, thereby contributing to the increased awareness and market acceptance of the products.

•	ASV has increased its number of product offerings over the past few years thereby making it easier to attract prospective dealers to carry the R-Series Posi-Track product line. In addition, the number of dealers selling the Company’s R-Series Posi-Track product line has increased over the past few years.

•	The current low interest rate environment has provided for easier financing by end users.

•	The Company’s results of operations for the three months ended March 31, 2005 include sales of $6.4 million from Loegering Mfg. Inc. (Loegering). On October 4, 2004, ASV closed on its acquisition of Loegering of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV.

Critical Accounting Policies

     The following discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

     Revenue Recognition and Accounts Receivable. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company has determined that the time of shipment is the most appropriate point to recognize revenue as the risk of loss passes to the customer when placed with a carrier for delivery (i.e., upon shipment). Any post-sale obligations on the part of ASV, consisting primarily of warranty obligations, are estimated and accrued for at the time of shipment. The Company generally obtains oral or written purchase authorizations from customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. ASV maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ASV’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Adjustments to slow moving and obsolete inventories to the lower of cost or market are provided based on historical experience and current product demand. The Company does not believe its inventories are subject to rapid obsolescence. The Company evaluates the adequacy of the inventories’ carrying value quarterly.

     Warranties. The Company provides limited warranties to purchasers of its products which vary by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company’s products carry a pro-rated warranty up to 1,500 hours of usage. While ASV engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, ASV’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from ASV’s estimates, revisions to the estimated warranty liability may be required.

     Income Taxes. The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future.

     Stock-Based Compensation. The Company accounts for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pursuant to the provisions of APB 25, the Company generally does not record an expense for the value of stock-based awards granted to employees.

     The FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which will be effective for public companies in periods beginning after December 15, 2005. We are required to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions in existence as of April 29, 2005 cannot currently be calculated.

Results of Operations

     The following table sets forth certain Statements of Earnings data as a percentage of net sales:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Gross profit	24.0	22.9
Selling, general and administrative	7.1	5.7
Research and development	0.8	0.5
Operating income	16.1	16.7
Net earnings	10.4	10.9

     Net Sales. For the three months ended March 31, 2005, net sales increased 61% to $53.2 million, compared with $33.1 million for the same period in 2004. This increase was primarily the result of four factors. First, sales of the Company’s R-Series products increased 23% due to a greater number of R-Series dealers in 2005 and a full quarter of sales of the RC-60 and RC-85 in the first quarter of 2005 versus a partial quarter in 2004. Sales of R-Series products represented 41%, or $21.6 million, of the Company’s sales in the first quarter of 2005, compared with 53%, or $17.5 million, in the first quarter of 2004. Second, sales of the Company’s undercarriages to Caterpillar for use on their Multi-Terrain Loaders (MTLs) increased 55% in the first quarter of 2005 compared with the same period in 2004. This increase was a result of Caterpillar changing over its production of MTLs to a newer series in the first half of 2004, for which production was less in the first half of 2004. No such changeover occurred in 2005. Sales of undercarriages represented 33%, or $17.5 million, of the Company’s sales in the first quarter of 2005, compared with 34%, or $11.2 million, in the first quarter of 2004. Third, sales from Loegering, acquired in October 2004, totaled $6.4 million for the first quarter of 2005, compared to none in the first quarter of 2004. Lastly, sales of service parts increased 77% during the first quarter of 2005 compared with the first quarter of 2004 due to a greater number of machines and undercarriages in service. The Company anticipates its net sales for 2005 will be in the range of $220-230 million based on its current and projected level of orders for its R-Series Posi-Track products and MTL undercarriages, projected future service parts demand and a full year of sales from Loegering.

     Gross Profit. Gross profit for the three months ended March 31, 2005 increased to $12.8 million, compared with $7.6 million for the same period in 2004, and the gross profit percentage increased to 24.0% in 2005 compared with 22.9% in 2004. The increase in gross profit was due primarily to the increased sales experienced during the first quarter of 2005. The increase in gross profit percentage was due primarily to a shift in the mix of products sold as the Company had increased sales of R-Series Posi-Track products in the first quarter of 2005 over the first quarter of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company also believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. In addition, the inclusion of Loegering’s sales for the first quarter of 2005 helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, when compared with ASV’s products. Offsetting these increases were steel surcharges of $1.0 million in the first quarter of 2005, compared with $75,000 in the first quarter of 2004. The Company anticipates its gross profit percentage for 2005 will be in the range of 23.5-24.5% based on the anticipated sales mix for 2005.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $1.9 million, or 5.7% of net sales in the first quarter of 2004, to $3.8 million, or 7.1% of net sales in the first quarter of 2005. The increase was due primarily to the inclusion of Loegering, which does not yet enjoy the same degree of leverage that ASV does. In addition, the Company had increased advertising and promotion costs to promote the technology benefits of the Company’s products, increased sales commissions from increased sales of the Company’s R-Series products and the overall increase in the volume of the Company’s business.

     Research and Development. Research and development expenses increased from $156,000 in the first quarter of 2004 to $428,000 in the first quarter of 2005. The increase was due to the on-going development of new products, including the Company’s newest R-Series product, the RCV, which went into production in April 2005, and additional applications of its track technology. The Company also began the development of a smaller version of the Loegering Versatile Track System product, which is expected to be available in the third quarter of 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.

     Other Income (Expense). For the three months ended March 31, 2005, other income was $320,000, compared with $151,000 for the first quarter of 2004. This increase was due primarily to increased interest income from greater funds available for investment in 2005. Funds increased in 2005 due to proceeds received from the sale of common stock to Caterpillar in January 2004, proceeds received from the exercise of employee stock options and net earnings generated in the first quarter of 2005 and the twelve months ended December 31, 2004.

     Net Earnings. For the first quarter of 2005, net earnings were $5.5 million, compared with net earnings of $3.6 million for the first quarter of 2004. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses and a higher effective income tax rate.

Liquidity and Capital Resources

     For the quarter ended March 31, 2005, the Company generated $9.1 million of cash and cash equivalents, compared with generating $12 million of cash and cash equivalents for the quarter ended March 31, 2004. During the first quarter of 2005, the Company generated $1.1 million of cash from operations, due primarily to increased profitability and increased payables, offset in part by increased raw material levels to facilitate expected increased production for the remainder of 2005. The Company generated $7.3 million of cash during the three months ended March 31, 2005, primarily from the redemption of certain short-term investments. In 2005, the Company chose to eliminate the use of auction-rate securities from its investment portfolio, which were classified as short-term investments, and replaced them with short-term tax-exempt investments, which are classified as cash equivalents. Financing activities generated an additional $0.7 million due primarily to the exercise of employee and director stock options.

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

     The Company’s current Commercial Alliance Agreement with Caterpillar is in effect through October 31, 2005. The Company believes it has a very strong business relationship with Caterpillar and believes the current MTL agreement and product line have served both parties well. The Company believes the existing contract needs to be updated to reflect additional products and new generation undercarriage designs. The Company and Caterpillar are currently working on the details and expect to have a new multi-year agreement completed in the next sixty to ninety days.

Customer Note Receivable

     Included in accounts receivable at March 31, 2005 is a note receivable for $805,000 from a customer. The note bears interest at 6% and is due in 60 monthly installments beginning February 2004. As of April 29, 2005, the customer is current on all amounts owed the Company under this note.

Off-Balance Sheet Arrangements

     The Company has guaranteed the repayment of a note made by a customer to a non-affiliated finance company in payment of amounts owed to the Company by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at March 31, 2005 and December 31, 2004. The balance of this note at April 29, 2005 was $393,000. As of April 29, 2005, the customer is current on all amounts owed the finance company under this note.

Relationship with Finance Companies

     The Company has affiliated itself with several finance companies that finance the sale of the Company’s products. By using these finance companies, the Company receives payment for its products shortly after their shipment. The Company pays a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, over a period generally ranging from three to twelve months, depending on the amount of down payment made by the customer. The Company is also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer. In addition, the Company does, from time to time, offer extended term financing on the sale of certain products to its dealers for periods ranging from 90 days to two years.

New Accounting Pronouncements

     SFAS 123 (Revised 2004) Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value from all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions in existence as of April 29, 2005 cannot currently be calculated.

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

Cash Requirements

     The Company believes cash expected to be generated from operations and its existing cash, cash equivalents and investments will satisfy the Company’s projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.

Forward-Looking Statements

     The statements set forth above under “Results of Operations” and elsewhere in this Form 10-Q regarding ASV’s future sales levels, gross profit percentage, product mix, profitability, expense levels, liquidity and future agreements with Caterpillar are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including ASV’s ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV or Caterpillar, and ASV’s ability to realize the anticipated benefits from its alliances with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management’s then-best current estimate of future results or trends.

Risk Factors

Our revenue and business would be harmed if Caterpillar ceased manufacturing and marketing products under our Loader Alliance Agreement.

     Under the terms of the Alliance Agreement we entered into with Caterpillar Inc. in October 2000, we agreed with Caterpillar to jointly develop and manufacture a five-model line of Caterpillar branded rubber tracked skid steer loaders called Multi-Terrain Loaders (the Alliance Machines). The term of the Alliance Agreement expires October 31, 2005. These new loaders utilize Caterpillar’s skid steer technology and our rubber track undercarriage technology. All five models have been developed and are available to all Caterpillar dealers. The Alliance Machines are assembled in Sanford, North Carolina, at Caterpillar’s skid steer loader facility. The undercarriages are manufactured at our facility in Cohasset, Minnesota.

     The successful manufacturing and marketing of the Alliance Machines entail significant risks as described below:

•	The development and introduction of the Alliance Machines were scheduled on an aggressive timetable and there exists the possibility this time table may not have detected all potential issues regarding the production or function of the machines. For example, in 2002, Caterpillar experienced production issues which caused them to stop production of the Alliance Machines. As a result, we did not ship undercarriages to Caterpillar while the production issues were resolved, resulting in decreased revenue to us. Additional production or other issues may be experienced by Caterpillar or us in the future, which could cause our sales of undercarriages to Caterpillar to decrease or terminate while the issues are resolved.

•	The overall market for rubber track machines is relatively new and the benefits of rubber track machines are not currently widely known. Caterpillar and ASV believe the market potential for rubber track machines justifies the necessary investment in the Alliance Machines. However, there is no assurance the Alliance Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by us and Caterpillar.

•	We will be relying significantly on Caterpillar for their continued interest in manufacturing and marketing the Alliance Machines. In 2004, total sales to Caterpillar accounted for 40% of our net sales. If Caterpillar stopped manufacturing the Alliance Machines, or stopped marketing the Alliance Machines to its dealers or Caterpillar dealers did not adequately promote the sale of the Alliance Machines, our revenue would be decreased and our business would be harmed.

•	As part of the Alliance Agreement, we agreed not to manufacture machines that are similar to and would compete with the Alliance Machines. Also, we may not knowingly sell our undercarriages to any party who shall manufacture, or resell an undercarriage to a party who shall manufacture, a machine that substantially competes with the Alliance Machines. We may, however, continue to manufacture our own models that do not substantially compete with the Alliance Machines.

•	The Alliance Agreement calls for us to receive a portion of the gross profit on the sale of the Alliance Machines to Caterpillar dealers. Therefore, a portion of our future revenue will be dependent on the success of Caterpillar in selling the Alliance Machines to Caterpillar dealers. In addition, the gross profit percentage that we receive for two of the three undercarriages we currently sell to Caterpillar was reduced by 33% on January 1, 2005, with the overall gross profit percentage on the sale of all three undercarriages expected to exceed 20% for 2005. The gross profit percentage that we expect to receive for the third undercarriage sold to Caterpillar will also be reduced by 33% effective January 1, 2006. Both of these reductions would reduce the amount of gross profit we will recognize on the sale of these undercarriages to Caterpillar if the level of net sales in 2005 and 2006 were to be the same as in 2004.

•	The Company’s existing Alliance Agreement continues through October 31, 2005. The Company has had on-going discussions with Caterpillar to negotiate a new multi-year agreement and expects to have a new multi-year agreement completed in the next sixty to ninety days. If a new agreement is not able to be negotiated, our revenue would be decreased and our business would be harmed.

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

     In connection with Caterpillar’s purchase of shares of our common stock and a warrant to purchase shares of our common stock in January 1999, we entered into several agreements with Caterpillar, including a Commercial Alliance Agreement, a Marketing Agreement and a Management Services Agreement. These agreements contemplate that we would also enter into several additional agreements with Caterpillar, including a Trademark and Trade Dress License Agreement, Supply Agreements, a Services Agreement, a Technology License Agreement and a Joint Venture Agreement (which agreements, together with the Commercial Alliance Agreement, the Marketing Agreement and the Management Services Agreement, we collectively refer to as the “Commercial Agreements”).

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

     Caterpillar owns approximately 23.4% of the outstanding shares of our Common Stock. Accordingly, Caterpillar has the ability to influence our business and operations to a certain extent. In addition to its rights as a shareholder to influence us, Caterpillar has the right to designate directors for election to the Board of Directors under the Securities Purchase Agreement between us and Caterpillar dated October 14, 1998, proportionate to its stock ownership interest, which increases Caterpillar’s ability to influence us. Currently, one of our nine directors has been designated by Caterpillar, despite the fact that Caterpillar would be entitled to designate two directors, assuming a board comprised of nine directors. If Caterpillar were to exercise its right to designate an additional director, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board and elect an additional director designated by Caterpillar.

     Given the significant percentage of the outstanding shares of our Common Stock owned by Caterpillar, third parties also may be discouraged from making an offer to acquire control or ownership of us.

If Caterpillar begins selling, or is perceived to be selling, its shares of our common stock, the market price of our common stock may fall.

     Caterpillar owns approximately 23.4% of the outstanding shares of our common stock. Under our agreements with Caterpillar, Caterpillar has agreed not to sell any shares of our Common Stock for so long as the Alliance Agreement, as it may be amended, modified or supplemented from time to time, remains in effect. However, sales by Caterpillar of substantial amounts of our common stock, or the perception that such sales could take place, could negatively affect the market price of our common stock. If this happens, then stockholders may face difficulty in selling their shares and the price at which they sell their shares may be reduced.

If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

     Our management has had limited experience in managing companies experiencing growth like ours. Further growth and expansion of our business will place additional demands upon our current management and other resources. We believe that future growth and success depends to a significant extent on our ability to be able to effectively manage our growth in several areas, including, but not limited to: (i) production facility expansion/construction; (ii) entrance to new geographic and use markets; (iii) international sales, service and production; and (iv) employee and management development. No assurance can be given that our business will grow in the future and that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

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

     Companies whose products compete in the same markets as the Posi-Track have substantially more financial, production and other resources than us, as well as established reputations within the industry and more extensive dealer networks. For 2004, sales of Posi-Track products accounted for approximately 40% of our net sales. Also, the growth potential of the markets being pursued by us could attract more competitors. There can be no assurance that we will be able to compete effectively in the marketplace or that we will be able to establish a significantly dominant position in the marketplace before our potential competitors are able to develop similar products.

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

     In October 2004, we acquired all the outstanding common stock of Loegering Mfg. Inc. (Loegering) of Casselton, North Dakota for a combination of cash and shares of our Common Stock. We have not previously been involved in an acquisition of this nature, and there can be no assurance that we will be able to successfully manage and integrate the operations of Loegering.

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

     One of the expected benefits of the Loegering acquisition is future sales of its proprietary Versatile Track System® (VTS), which we expect to account for a majority of net sales of Loegering products in 2005. If we are unable to achieve our anticipated timing of introduction and sales of the VTS product, or if adequate quantities of raw materials to meet the expected demand for this product in 2005 are not available, the benefits of the transaction may be reduced or delayed for a period of time. Our business may also be adversely affected if the VTS product does not gain market acceptance as quickly as we anticipate or at all.

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

     We currently hold four patents on certain aspects of the suspension and drive mechanisms used in certain of our products. We have also filed additional patent applications. There can be no assurance that the patents will be granted or that patents under any future applications will be issued, or that the scope of the current or any future patent will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around such patents. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued to us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our and other’s proprietary rights.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s interest income on cash equivalents and long-term investments is affected by changes in interest rates in the United States. Cash equivalents include money market funds and 7-day variable rate demand notes which are highly liquid instruments with interest rates set every 7 days that can be tendered to the remarketer upon 7 days notice for payment of principal and accrued interest amounts. The 7-day tender feature of these variable rate demand notes is further supported by irrevocable letters of credit from banks. To the extent a bond is not remarketed at par plus accrued interest, the difference is drawn from the bank’s letter of credit. The Company’s cash and cash equivalents are held primarily in money market mutual funds and variable rate demand notes. The Company’s long-term investments consist of highly-rated securities, including U.S. Treasury and tax-exempt municipal obligations. Changes in interest rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. During the first fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about repurchases by the Company of the Company’s Common Stock during the quarter ended March 31, 2005.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(1)	per Share	Programs (2)	Plans or Programs
1/1/05 - 1/31/05	—	—	—	—

2/1/05 - 2/28/05	449	$44.79	—	—

3/1/05 - 3/31/05	—	—	—	—

Total	449	$44.79	—	—

(1)	The total number of shares purchased represents previously owned shares tendered by an option holder in payment of the exercise price of an option.

(2)	The Company does not currently have a repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5. OTHER INFORMATION

                None

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.

Dated: May 10, 2005	By	/s/ Gary Lemke

Gary Lemke
Chief Executive Officer
(duly authorized officer)

Dated: May 10, 2005	By	/s/ Thomas R. Karges

Thomas R. Karges
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.3	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.2	Specimen form of the Company’s Common Stock Certificate (a)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.