Form 10-Q
period 2005-06-30
ASV INC /MN/
filed 2005-08-09
CIK 926763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number: 0-25620
A.S.V., Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1459569

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Lily Lane P.O. Box 5160 Grand Rapids, MN 55744	(218) 327-3434

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     As of July 29, 2005, 13,427,389 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,344,339	$27,437,885
Short-term investments	209,960	9,562,744
Accounts receivable, net
Trade	28,740,775	20,408,436
Caterpillar Inc.	7,296,146	16,023,338
Inventories	52,246,334	34,832,868
Deferred income taxes	2,500,000	1,835,000
Other current assets	774,015	1,062,096

Total current assets	117,111,569	111,162,367

PROPERTY AND EQUIPMENT, net	20,569,978	11,108,132

LONG-TERM INVESTMENTS	7,992,428	5,912,747

OTHER NON-CURRENT ASSET	621,111	703,445

INTANGIBLES, net	7,950,754	8,002,251

GOODWILL	8,385,827	8,385,827

	$162,631,667	$145,274,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$193,497	$189,656
Accounts payable	14,451,907	11,452,026
Accrued liabilities
Warranties	3,485,586	2,587,282
Other	2,304,812	1,907,240
Income taxes payable	206,072	533,995

Total current liabilities	20,641,874	16,670,199

LONG-TERM LIABILITIES, less current portion	1,772,434	1,873,768

DEFERRED INCOME TAXES	775,000	660,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 11,250,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 33,750,000 shares authorized; shares issued and outstanding — 13,405,639 in 2005; 13,336,657 in 2004	134,056	133,367
Additional paid-in capital	89,989,000	88,345,024
Retained earnings	49,319,303	37,592,411

	139,442,359	126,070,802

	$162,631,667	$145,274,769

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales
Trade	$37,564,569	$27,414,377	$67,806,934	$46,812,281
Caterpillar	19,127,886	11,666,788	42,065,363	25,322,655

Total net sales	56,692,455	39,081,165	109,872,297	72,134,936

Cost of goods sold	42,827,140	30,313,383	83,247,794	55,796,952

Gross profit	13,865,315	8,767,782	26,624,503	16,337,984

Operating expenses:
Selling, general and administrative	3,900,431	2,095,334	7,684,002	3,995,856
Research and development	439,616	181,980	867,756	337,535

Operating income	9,525,268	6,490,468	18,072,745	12,004,593

Other income (expense)
Interest income	325,666	181,450	628,909	359,337
Interest expense	(28,015)	(28,168)	(56,191)	(56,777)
Other, net	5,998	446	51,429	2,076

Income before income taxes	9,828,917	6,644,196	18,696,892	12,309,229

Income taxes	3,645,000	2,462,000	6,970,000	4,532,000

NET EARNINGS	$6,183,917	$4,182,196	$11,726,892	$7,777,229

Net earnings per common share

Basic	$.46	$.33	$.88	$.62

Diluted	$.45	$.32	$.85	$.58

Weighted average number of common shares outstanding

Basic	13,393,602	12,632,363	13,378,570	12,548,440

Diluted	13,805,186	13,110,823	13,813,041	13,408,714

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$11,726,892	$7,777,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	909,544	442,753
Amortization	51,497	—
Tax benefit from stock option exercises	630,000	686,000
Deferred income taxes	(550,000)	720,000
Changes in assets and liabilities:
Accounts receivable	394,853	(11,547,607)
Inventories	(17,413,466)	(2,950,550)
Other assets	370,415	2,013,933
Accounts payable	2,999,881	3,005,268
Accrued liabilities	1,295,876	791,525
Income taxes payable	(327,923)	540,776

Net cash provided by operating activities	87,569	1,479,327

Cash flows from investing activities:
Purchase of property and equipment	(10,371,390)	(2,070,431)
Purchase of short-term investments	(108,446)	(4,126,238)
Purchase of long-term investments	(2,079,681)	—
Redemption of short-term investments	9,461,230	205,894

Net cash used in investing activities	(3,098,287)	(5,990,775)

Cash flows from financing activities:
Principal payments on long-term liabilities	(97,493)	(66,646)
Proceeds (costs) from issuance of common stock, net	(35,867)	21,826,431
Proceeds from exercise of stock options, net of costs	1,160,641	1,340,311
Retirements of common stock	(110,109)	(9,311,398)

Net cash provided by financing activities	917,172	13,788,698

Net increase (decrease) in cash and cash equivalents	(2,093,546)	9,277,250

Cash and cash equivalents at beginning of period	27,437,885	29,402,756

Cash and cash equivalents at end of period	$25,344,339	$38,680,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,679	$57,257

Cash paid for income taxes	$7,235,664	2,506,414
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005
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
Revenue Recognition
     ASV recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company considers delivery to have occurred at the time of shipment.
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
     Changes in the Company’s warranty liability are as follows:

	Three months ended June 30,
	2005	2004
Balance, beginning of period	$3,006,222	$1,150,000
Expense for new warranties issued	1,017,595	929,475
Warranty claims	(538,231)	(394,475)

Balance, end of period	$3,485,586	$1,685,000

Reclassification
     Certain 2004 balance sheet amounts have been reclassified to conform with the 2005 financial statement presentation, with no effect on previously reported operating results.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation
     At June 30, 2005, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the following assumptions. The weighted average fair values of the options granted during the six months ended June 30, 2005 and 2004 were $17.46 and $18.30, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2005 and 2004, respectively: zero dividend yield; expected volatility of 39.45% and 52.3%, risk-free interest rate of 4.09% and 3.64% and expected lives of 6.05 and 6.88 years.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$6,183,917	$4,182,196	$11,726,892	$7,777,229
Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(418,404)	(403,135)	(819,679)	(735,543)

Pro forma net earnings	$5,765,513	$3,779,061	$10,907,213	$7,041,686

Earnings per share:
Basic — as reported	$.46	.33	$.88	$.62

Basic — pro forma	$.43	.30	$.82	$.56

Diluted — as reported	$.45	.32	$.85	$.58

Diluted — pro forma	$.42	.29	$.79	$.53

NOTE 2. INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials, service parts and work-in-process	$42,017,089	$23,630,644
Finished goods	9,105,101	9,647,769
Used equipment held for resale	1,124,144	1,554,455

	$52,246,334	$34,832,868

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS
SFAS 123 (Revised 2004), Share-Based Payment
     This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value of all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions in existence as of July 29, 2005 cannot currently be calculated.
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
NOTE 5. CONTINGENCIES
     The Company’s current contract to provide undercarriages and service parts to Caterpillar Inc. (Caterpillar) is in effect through October 31, 2005 and both parties have been actively negotiating the terms of a new supply agreement which would replace the existing contract. In July 2005, the Company signed a term sheet with Caterpillar which, while non-binding, outlines the key terms of the relationship going forward. The parties are now in the process of negotiating a definitive supply agreement and expect to have it completed prior to the expiration of the existing contract.
NOTE 6. SUBSEQUENT EVENT
     On July 26, 2005, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend to shareholders of record as of August 10, 2005. The stock dividend will be payable on August 24, 2005. The Company has not made any adjustment to the per share data included in these financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     ASV designs, manufactures and sells rubber-tracked, all-purpose crawlers and related accessories and attachments. ASV also manufactures rubber-tracked undercarriages, which are a primary component on Caterpillar’s Multi Terrain Loaders (MTL). ASV’s products are able to traverse nearly any terrain with minimal damage to the ground, making it effective in industries such as construction, landscaping and agriculture. ASV distributes its products through an independent dealer network in the United States, Canada, Australia, New Zealand and Portugal. The undercarriages sold to Caterpillar are incorporated by Caterpillar in their MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.
     ASV experienced a significant increase in sales in the six months ended June 30, 2005 due to several reasons as explained below:
•	The Company believes there is a greater acceptance of rubber track machines in the marketplace as users experience the benefits that a rubber track machine can provide over a standard wheeled machine.

•	The number of companies entering into the rubber track machine market has increased in the last few years, thereby contributing to the increased awareness and market acceptance of the products.

•	ASV has increased its number of product offerings over the past few years thereby making it easier to attract prospective dealers to carry the R-Series Posi-Track product line. In addition, the number of dealers selling the Company’s R-Series Posi-Track product line has increased over the past few years.

•	The current low interest rate environment has provided for easier financing by end users.

•	The Company’s results of operations for the six months ended June 30, 2005 include sales of $11.3 million from Loegering Mfg. Inc. (Loegering). On October 4, 2004, ASV closed on its acquisition of Loegering of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV.
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
     Stock-Based Compensation. The Company accounts for employee stock-based compensation under the “intrinsic value” method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pursuant to the provisions of APB 25, the Company generally does not record an expense for the value of stock-based awards granted to employees.
     The FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which will be effective for public companies in periods beginning after December 15, 2005. We are required to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions in existence as of July 29, 2005 cannot currently be calculated.
Results of Operations
     The following table sets forth certain Statement of Earnings data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.5	22.4	24.2	22.6
Selling,general and administrative	6.9	5.4	7.0	5.5
Research and development	0.8	0.5	0.8	0.5
Operating income	16.8	16.6	16.4	16.6
Net earnings	10.9	10.7	10.7	10.8

For the three months ended June 30, 2005 and 2004.
     Net Sales. For the three months ended June 30, 2005, net sales increased 45% to $56.7 million, compared with $39.1 million for the same period in 2004. This increase was primarily the result of three factors. First, sales of the Company’s R-Series products increased 26% due to the addition of one new model, the RCV, which went into production in the second quarter of 2005, and a greater number of R-Series dealers in 2005. Sales of R-Series products represented 51%, or $28.7 million, of the Company’s sales in the second quarter of 2005, compared with 58%, or $22.7 million, in the second quarter of 2004. Second, sales of the Company’s undercarriages to Caterpillar for use on its Multi-Terrain Loader (MTL) product line increased 68% during the second quarter of 2005 compared with the second quarter of 2004 due to a greater demand for the MTL products and a low 2004 comparison quarter. In 2004, Caterpillar was in the process of changing over its production of MTLs to a newer series in the first half of 2004. Third, sales from Loegering, acquired in October 2004, totaled $4.9 million for the second quarter of 2005, compared to none in the second quarter of 2004.
     Gross Profit. Gross profit for the three months ended June 30, 2005 increased to $13.9 million, compared with $8.8 million for the same period in 2004, and the gross profit percentage increased to 24.5% in the second quarter of 2005 compared with 22.4% for the same period in 2004. The increase in gross profit was due primarily to the increased sales experienced during the second quarter of 2005. The increase in gross profit percentage was due primarily to a shift in the mix of products sold as the Company had increased sales of R-Series Posi-Track products in the second quarter of 2005 over the second quarter of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. The Company also believes the 3% price increase that was put in place for all machines ordered after February 15, 2005 contributed to the increase in the second quarter of 2005. In addition, the inclusion of Loegering’s sales for the second quarter of 2005 helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, when compared with ASV’s products. Offsetting these increases were steel surcharges of $1.4 million in the second quarter of 2005, compared with $550,000 in the second quarter of 2004.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $2.1 million, or 5.4% of net sales in the second quarter of 2004, to $3.9 million, or 6.9% of net sales in the second quarter of 2005. The increase was due primarily to the inclusion of Loegering, which does not yet enjoy the same degree of leverage as does ASV. In addition, the Company had increased advertising and promotion costs to promote the technology benefits of the Company’s products, increased sales commissions from increased sales of the Company’s R-Series products and the overall increase in the volume of the Company’s business.
     Research and Development. Research and development expenses increased from $182,000 in the second quarter of 2004 to $440,000 in the second quarter of 2005. The increase was due to the on-going development of new products, including the Company’s newest R-Series product, the RCV, which went into production in April 2005, and additional applications of its track technology. The Company also began the development of a smaller version of the Loegering Versatile Track System product, which is expected to be available in the third quarter of 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.
     Other Income (Expense). For the three months ended June 30, 2005, other income (expense) totaled $304,000, compared with $154,000 for the second quarter of 2004. This increase was due primarily to increased interest income from greater funds available for investment in 2005. Funds increased in 2005 due to proceeds received from the exercise of employee stock options and net earnings generated in 2005 and 2004.
     Net Earnings. For the second quarter of 2005, net earnings were $6.2 million, compared with net earnings of $4.2 million for the second quarter of 2004. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses.

For the six months ended June 30, 2005 and 2004.
     Net Sales. Net sales for the six months ended June 30, 2005 increased 52% to $109.9 million, compared with $72.1 million for the same period in 2004. This increase was primarily the result of four factors. First, sales of the Company’s undercarriages to Caterpillar for use on its MTL product line increased 60% during the first half of 2005 compared with the first half of 2004 due to a greater demand for the MTL products and a low comparison figure for 2004 as discussed above. Second, sales from Loegering, acquired in October 2004, totaled $11.3 million for the first half of 2005, compared to none in 2004. Third, sales of the Company’s R-Series products increased 25% in the first half of 2005 compared with the first half of 2004 due to the addition of one new model, the RCV, which went into production in the second quarter of 2005, and a greater number of R-Series dealers in 2005. The Company’s dealer count increased 47% to 251 dealers at June 30, 2005 compared with June 30, 2004. Finally, sales of service parts and other items increased 34% during the first half of 2005 compared with the first half of 2004 due to a greater number of machines and undercarriages in service.
     Gross Profit. For the six months ended June 30, 2005, gross profit increased to $26.6 million, compared with $16.3 million for the same period in 2004, and the gross profit percentage increased from 22.6% in 2004 to 24.2% in 2005. The increase in gross profit was due primarily to the increased sales experienced during the first half of 2005 as discussed above. The increase in gross profit percentage was due primarily to a shift in the mix of products sold as the Company had increased sales of R-Series Posi-Track products in the first half of 2005 over the first half of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. The Company also believes the 3% price increase that was put in place for all machines ordered after February 15, 2005 contributed to the increase in 2005. In addition, the inclusion of Loegering’s sales for 2005 helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, when compared with ASV’s products. Offsetting these increases were steel surcharges of $2.4 million in the first half of 2005, compared with $670,000 in the first half of 2004.
     Selling, General and Administrative. For the six months ended June 30, 2005, selling, general and administrative expenses increased to $7.7 million, or 7.0% of net sales, compared with $4.0 million, or 5.5% of net sales, for the same period in 2004. The increase was due primarily to the inclusion of Loegering, which does not yet enjoy the same degree of leverage as does ASV. In addition, the Company had increased advertising and promotion costs to promote the technology benefits of the Company’s products, increased sales commissions from increased sales of the Company’s R-Series products and the overall increase in the volume of the Company’s business.
     Research and Development. Research and development expenses more than doubled to $868,000 for the six months ended June 30, 2005, compared with $338,000 for the six months ended June 30, 2004. The increase was due to the on-going development of new products, including the Company’s newest R-Series product, the RCV, which went into production in April 2005, and additional applications of its track technology and the inclusion of Loegering’s operations in 2005. The Company also began the development of a smaller version of the Loegering Versatile Track System product, which is expected to be available in the third quarter of 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.
     Other Income (Expense). For the six months ended June 30, 2005, other income (expense) was $624,000, compared with $305,000 for the same period in 2004. This increase was due primarily to greater funds available for investment in 2005. Funds increased in 2005 due to proceeds received from the exercise of employee stock options and net earnings generated in 2005 and 2004.
     Net Earnings. Net earnings were $11.7 million for the six months ended June 30, 2005, compared with $7.8 million for the six months ended June 30, 2004. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses.

Liquidity and Capital Resources
     For the six months ended June 30, 2005, the Company used $2.1 million of cash and cash equivalents compared with generating $9.3 million of cash and cash equivalents for the six months ended June 30, 2004. During the first half of 2005, the Company generated $88,000 of cash from operations, as increased profitability and increased payables were offset primarily by increased raw materials to facilitate expected future production levels and parts sales for the remainder of 2005. The Company used $3.1 million of cash in investing activities during the six months ended June 30, 2005, as the Company invested $10.2 million to purchase equipment integral to the manufacturing of certain inventory components. This cash use was partially offset by the redemption of certain short-term investments. In 2005, the Company chose to eliminate the use of auction-rate securities from its investment portfolio, which were classified as short-term investments, and replaced them with short-term tax-exempt investments, which are classified as cash equivalents. Financing activities generated an additional $900,000 of cash due primarily to the exercise of stock options by employees and directors.
Caterpillar Revenue Recognition/Gross Profit
     The Company recognizes as sales its cost for the MTL undercarriages, as defined in the Commercial Alliance Agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expects to recognize upon sale of the MTLs to Caterpillar dealers, when the Company ships undercarriages to Caterpillar. The gross profit percentage that we receive for two of the three undercarriages we currently sell to Caterpillar was reduced by 33% on January 1, 2005, with the overall gross profit percentage on the sale of all three undercarriages expected to exceed 20% for 2005. The gross profit percentage that we expect to receive for the third undercarriage sold to Caterpillar is also scheduled to be reduced by 33% effective January 1, 2006. Both of these reductions would reduce the amount of gross profit we will recognize on the sale of these undercarriages to Caterpillar if the level of net sales in 2005 and 2006 were to be the same as in 2004.
     The Company’s current contract to provide undercarriages and service parts to Caterpillar is in effect through October 31, 2005 and both parties have been actively negotiating the terms of a new supply agreement which would replace the existing contract. In July 2005, the Company signed a term sheet with Caterpillar which, while non-binding, does outline the key terms of the relationship going forward. The parties are now in the process of negotiating a definitive supply agreement and expect to have it completed prior to the expiration of the existing contract.
Customer Note Receivable
     Included in accounts receivable at June 30, 2005 is a note receivable for $774,000 from a customer. The note bears interest at 6% and is due in 60 monthly installments beginning February 2004. As of July 29, 2005, the customer is current on all amounts owed the Company under this note.
Off-Balance Sheet Arrangements
     The Company has guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to the Company by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at June 30, 2005 and December 31, 2004. The balance of this note at July 29, 2005 was $351,000. As of July 29, 2005, the customer is current on all amounts owed to the finance company under this note.
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

New Accounting Pronouncements
     SFAS 123 (Revised 2004) Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value from all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions in existence as of July 29, 2005 cannot currently be calculated.
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
Stock Split
     On July 26, 2005, the Company announced a 2-for-1 stock split in the form of a 100% stock dividend to shareholders of record as of August 10, 2005. The stock dividend will be payable on August 24, 2005. The Company has not made any adjustment to the per share data included in the financial statements in this Form 10-Q.
Cash Requirements
     The Company believes cash expected to be generated from operations and its existing cash, cash equivalents and investments will satisfy the Company’s projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.
Forward-Looking Statements
     The statements set forth above under “Results of Operations” and elsewhere in this Form 10-Q regarding ASV’s future sales levels, gross profit percentage, new product availability, product mix, profitability, expense levels, liquidity and future agreements with Caterpillar are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including ASV’s ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the development and manufacture of the machines, market acceptance of the machines, general market conditions, corporate developments at ASV or Caterpillar, and ASV’s ability to realize the anticipated benefits from its alliances with Caterpillar. Any forward-looking statements provided from time-to-time by the Company represent only management’s then-best current estimate of future results or trends.
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

     The successful manufacturing and marketing of the Alliance Machines entail significant risks as described below:
•	The development and introduction of the Alliance Machines were scheduled on an aggressive timetable and there exists the possibility this time table may not have detected all potential issues regarding the production or function of the machines. For example, in 2002, Caterpillar experienced production issues which caused them to stop production of the Alliance Machines. As a result, we did not ship undercarriages to Caterpillar while the production issues were resolved, resulting in decreased revenue to us. Additional production or other issues may be experienced by Caterpillar or us in the future, which could cause our sales of undercarriages to Caterpillar to decrease or terminate while the issues are resolved.

•	The overall market for rubber track machines is relatively new and the benefits of rubber track machines are not currently widely known. Caterpillar and ASV believe the market potential for rubber track machines justifies the necessary investment in the Alliance Machines. However, there is no assurance the Alliance Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by us and Caterpillar.

•	We will be relying significantly on Caterpillar for their continued interest in manufacturing and marketing the Alliance Machines. In 2004, total sales to Caterpillar accounted for 40% of our net sales. If Caterpillar stopped manufacturing the Alliance Machines, or stopped marketing the Alliance Machines to its dealers or Caterpillar dealers did not adequately promote the sale of the Alliance Machines, our revenue would be decreased and our business would be harmed.

•	As part of the Alliance Agreement, we agreed not to knowingly sell our undercarriages to any party who shall manufacture, or resell an undercarriage to a party who shall manufacture, a machine that substantially competes with the Alliance Machines.

•	The Alliance Agreement calls for us to receive a portion of the gross profit on the sale of the Alliance Machines to Caterpillar dealers. Therefore, a portion of our future revenue will be dependent on the success of Caterpillar in selling the Alliance Machines to Caterpillar dealers. In addition, the gross profit percentage that we receive for two of the three undercarriages we currently sell to Caterpillar was reduced by 33% on January 1, 2005, with the overall gross profit percentage on the sale of all three undercarriages expected to exceed 20% for 2005. The gross profit percentage that we expect to receive for the third undercarriage sold to Caterpillar is also scheduled to be reduced by 33% effective January 1, 2006. Both of these reductions would reduce the amount of gross profit we will recognize on the sale of these undercarriages to Caterpillar if the level of net sales in 2005 and 2006 were to be the same as in 2004.

•	The Company’s current contract to provide undercarriages and service parts to Caterpillar is in effect through October 31, 2005 and both parties have been actively negotiating the terms of a new supply agreement which would replace the existing contract. In July 2005, the Company signed a term sheet with Caterpillar which, while non-binding, outlines the key terms of the relationship going forward. The parties are now in the process of negotiating a definitive supply agreement and expect to have it completed prior to the expiration of the existing contract. If a new agreement is not able to be negotiated, our revenue would be decreased and our business would be harmed.
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

     In connection with Caterpillar’s purchase of shares of our common stock and a warrant to purchase shares of our common stock in January 1999, we entered into several agreements with Caterpillar, including a Commercial Alliance Agreement, a Marketing Agreement and a Management Services Agreement. These agreements contemplate that we would also enter into several additional agreements with Caterpillar, including a Trademark and Trade Dress License Agreement, Supply Agreements, a Services Agreement and a Technology License Agreement (which agreements, together with the Commercial Alliance Agreement, the Marketing Agreement and the Management Services Agreement, we collectively refer to as the “Commercial Agreements”).
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
     Companies whose products compete in the same markets as the R-Series Posi-Track products have substantially more financial, production and other resources than us, as well as established reputations within the industry and more extensive dealer networks. For the six months ended June 30, 2005 sales of R-Series Posi-Track products accounted for approximately 46% of our net sales. Also, the growth potential of the markets being pursued by us could attract more competitors. There can be no assurance that we will be able to compete effectively in the marketplace or that we will be able to establish a significantly dominant position in the marketplace before our potential competitors are able to develop similar products.
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
     Changes in Internal Control Over Financial Reporting. During the second fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of A.S.V., Inc. was held on May 27, 2005. Matters submitted at the meeting for vote by the shareholders were as follows:

(a)	Election of Directors.
The following directors were elected at the Annual Meeting, each with the following votes:

	For	Withheld
Richard A. Benson	12,501,182	102,147
James H. Dahl	12,589,044	14,285
Bruce D. Iserman	12,589,264	14,065
Gary D. Lemke	12,473,761	129,568
Leland T. Lynch	12,361,392	241,937
Jerome T. Miner	12,472,387	130,942
Karlin S. Symons	12,591,399	11,930
R. E. “Teddy” Turner, IV	12,588,799	14,530
Kenneth J. Zika	12,501,382	101,947
(b)	Ratification of Appointment of Independent Registered Public Accounting Firm.

Shareholders ratified the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, with a vote of 12,441,905 votes for, 152,909 votes against and 8,515 shares abstaining.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Summary of Board of Director Compensation for the Company (e)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.
Dated: August 9, 2005	By /s/ Gary Lemke
Gary Lemke
Chief Executive Officer (duly authorized officer)

Dated: August 9, 2005	By /s/ Thomas R. Karges
Thomas R. Karges
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.3	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.2	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Summary of Board of Director Compensation for the Company (e)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005.