Form 10-Q
period 2005-09-30
ASV INC /MN/
filed 2005-11-09
CIK 926763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number: 0-25620
A.S.V., Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1459569

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

840 Lily Lane P.O. Box 5160
Grand Rapids, MN 55744	(218) 327-3434

(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 28, 2005, 26,865,548 shares of the issuer’s Common Stock were issued and outstanding.
ITEMS OMITTED PURSUANT TO RULE 12b-25
     Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended, Exhibit 10.2 has been omitted from Part II, Item 6 of this Form 10-Q and will be filed with a Form 10-Q/A within five calendar days following the due date of this Form 10-Q.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,675,615	$27,437,885
Short-term investments	2,349,734	9,562,744
Accounts receivable, net
Trade	33,568,957	20,408,436
Caterpillar Inc.	10,275,199	16,023,338
Inventories	50,659,496	34,832,868
Deferred income taxes	3,200,000	1,835,000
Other current assets	625,699	1,062,096

Total current assets	129,354,700	111,162,367

PROPERTY AND EQUIPMENT, net	20,581,115	11,108,132

LONG-TERM INVESTMENTS	7,993,728	5,912,747

OTHER NON-CURRENT ASSET	577,778	703,445

INTANGIBLES, net	7,925,006	8,002,251

GOODWILL	8,385,827	8,385,827

	$174,818,154	$145,274,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$195,465	$189,656
Accounts payable	14,412,726	11,452,026
Accrued liabilities
Warranties	4,166,054	2,587,282
Other	2,544,602	1,907,240
Income taxes payable	2,398,397	533,995

Total current liabilities	23,717,244	16,670,199

LONG-TERM LIABILITIES, less current portion	1,720,850	1,873,768

DEFERRED INCOME TAXES	1,125,000	660,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 11,250,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 33,750,000 shares authorized; shares issued and outstanding — 26,864,548 in 2005; 26,673,314 in 2004	268,645	266,734
Additional paid-in capital	90,665,523	88,211,657
Retained earnings	57,320,892	37,592,411

	148,255,060	126,070,802

	$174,818,154	$145,274,769

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales
Trade	$42,013,050	$21,919,392	$109,819,984	$68,731,673
Caterpillar	27,205,784	18,687,936	69,271,147	44,010,591

Total net sales	69,218,834	40,607,328	179,091,131	112,742,264

Cost of goods sold	51,931,388	31,303,643	135,179,182	87,100,595

Gross profit	17,287,446	9,303,685	43,911,949	25,641,669

Operating expenses:
Selling, general and administrative	4,325,523	2,345,209	12,009,525	6,341,065
Research and development	453,226	223,798	1,320,982	561,333

Operating income	12,508,697	6,734,678	30,581,442	18,739,271

Other income (expense)
Interest income	312,108	214,489	941,017	573,826
Interest expense	(30,035)	(27,907)	(86,226)	(84,684)
Other, net	819	1,599	52,248	3,675

Income before income taxes	12,791,589	6,922,859	31,488,481	19,232,088

Income taxes	4,790,000	2,493,000	11,760,000	7,025,000

NET EARNINGS	$8,001,589	$4,429,859	$19,728,481	$12,207,088

Net earnings per common share
Basic	$.30	$.18	$.74	$.49

Diluted	$.29	$.17	$.71	$.46

Weighted average number of common shares outstanding

Basic	26,849,654	25,275,004	26,787,977	25,156,256

Diluted	27,800,299	26,210,046	27,684,154	26,614,968

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$19,728,481	$12,207,088
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,505,268	681,002
Amortization	77,245	—
Tax benefit from stock option exercises	860,000	950,000
Deferred income taxes	(900,000)	375,000
Changes in assets and liabilities:
Accounts receivable	(7,412,382)	(11,827,480)
Inventories	(15,826,628)	(2,570,746)
Other assets	562,064	2,284,213
Accounts payable	2,960,700	1,424,169
Accrued liabilities	2,216,134	1,331,304
Income taxes payable	1,864,402	1,714,751

Net cash provided by operating activities	5,635,284	6,569,301

Cash flows from investing activities:
Purchase of property and equipment	(10,978,251)	(2,314,735)
Purchase of short-term investments	(2,349,734)	(312,744)
Purchase of long-term investments	(2,080,981)	(3,919,588)
Redemption of short-term investments	9,562,744	305,662

Net cash used in investing activities	(5,846,222)	(6,241,405)

Cash flows from financing activities:
Principal payments on long-term liabilities	(147,109)	(100,543)
Proceeds (costs) from issuance of common stock, net	(36,220)	21,826,431
Proceeds from exercise of stock options, net of costs	1,742,106	1,801,691
Retirements of common stock	(110,109)	(9,311,398)

Net cash provided by financing activities	1,448,668	14,216,181

Net increase in cash and cash equivalents	1,237,730	14,544,077

Cash and cash equivalents at beginning of period	27,437,885	29,402,756

Cash and cash equivalents at end of period	$28,675,615	$43,946,833

Supplemental disclosure of cash flow information:
Cash paid for interest	$86,871	$85,311

Cash paid for income taxes	$9,894,491	$3,938,318
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005
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
Warranties
     The Company provides a limited warranty to its customers. Provision for estimated warranty costs is recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company’s estimates, revision to the warranty liability may be required.
     Changes in the Company’s warranty liability are as follows:

	Three months ended September 30,
	2005	2004
Balance, beginning of period	$3,485,586	$1,685,000
Expense for new warranties issued	1,198,096	756,421
Warranty claims	(517,628)	(396,421)

Balance, end of period	$4,166,054	$2,045,000

Reclassification
     Certain 2004 balance sheet amounts have been reclassified to conform with the 2005 financial statement presentation, with no effect on previously reported operating results.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation
     At September 30, 2005, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The weighted average fair values of the options granted during the nine months ended September 30, 2005 and 2004 were $17.46 and $17.79, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2005 and 2004, respectively: zero dividend yield; expected volatility of 39.45% and 52.1%, risk-free interest rate of 4.09% and 3.78% and expected lives of 6.05 and 6.92 years.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$8,001,589	$4,429,859	$19,728,481	$12,207,088
Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(420,591)	(452,072)	(1,248,424)	(1,187,615)

Pro forma net earnings	$7,580,998	$3,977,787	$18,480,057	$11,019,473

Earnings per share:
Basic — as reported	$.30	.18	$.74	$.49

Basic — pro forma	$.28	.16	$.69	$.44

Diluted — as reported	$.29	.17	$.71	$.46

Diluted — pro forma	$.27	.15	$.67	$.41

NOTE 2. INVENTORIES
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials, service parts and work-in-process	$39,746,733	$23,630,644
Finished goods	9,763,083	9,647,769
Used equipment held for resale	1,149,680	1,554,455

	$50,659,496	$34,832,868

NOTE 3. ACQUISITION OF LOEGERING MFG. INC.
     On October 1, 2004, ASV acquired 100% of the outstanding common stock of Loegering Mfg. Inc. The results of Loegering’s operations have been included in the consolidated financial statements since that date. Loegering is a provider of traction products and attachments for the skid-steer industry.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. ACQUISITION OF LOEGERING MFG. INC. (Continued)
     The aggregate purchase price was $18.23 million, consisting of $3.48 million in cash and approximately 430,000 shares of ASV common stock valued at $14.75 million. The value of the common shares issued was determined based on the average closing market price for the 15-day period prior to October 1, 2004. In a related transaction, ASV acquired real property representing Loegering’s manufacturing facility from Loegering affiliates for $1.57 million.
NOTE 4. SUPPLY AGREEMENT WITH CATERPILLAR INC.
     On September 29, 2005 ASV signed a five-year Supply Agreement with Caterpillar Inc. (Caterpillar), effective November 1, 2005. The Supply Agreement replaces the Alliance Agreement, which expired October 31, 2005. Under the Supply Agreement, Caterpillar will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and specified future Caterpillar Multi-Terrain Loaders (MTLs,) as defined, from ASV. ASV will continue to be allowed to sell its rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs and ASV will continue to utilize Caterpillar components in the manufacture of its products. The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010. The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS
SFAS 123 (Revised 2004), Share-Based Payment
     This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value of all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those outstanding share-based payment transactions has not been completed.
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
NOTE 6. INCOME TAXES
     On October 22, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010, as well as other tax implications. The domestic production deduction will be accounted for as a special deduction, and as such, will have no effect on deferred tax assets and liabilities existing at the date of enactment. The Company has not computed what impact this Act will have on future earnings, as final implementation information has only recently become available.
NOTE 7. STOCK SPLIT
     On August 25, 2005, the Company completed a two-for-one stock split. All share data information has been restated to reflect the stock split.

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
     ASV experienced a significant increase in sales in the nine months ended September 30, 2005 due to several reasons as explained below:
•	The Company believes there is a greater acceptance of rubber track machines in the marketplace as users experience the benefits that a rubber track machine can provide over a standard wheeled machine.

•	The number of companies entering into the rubber track machine market has increased in the last few years, thereby contributing to the increased awareness and market acceptance of the products.

•	ASV has increased its number of product offerings over the past few years thereby making it easier to attract prospective dealers to carry the R-Series Posi-Track product line. In addition, the number of dealers selling the Company’s R-Series Posi-Track product line has increased over the past few years.

•	The current low interest rate environment has provided for easier financing by end users.

•	The Company’s results of operations for the nine months ended September 30, 2005 include sales of $18.6 million from Loegering Mfg. Inc. (Loegering). On October 4, 2004, ASV closed on its acquisition of Loegering of Casselton, North Dakota in a merger transaction. Loegering is a manufacturer of over-the-tire steel tracks for wheeled skid-steers and also provides attachments for the skid-steer market. Following completion of the transaction, Loegering became a wholly owned subsidiary of ASV.

•	The Company believes its sales for the third quarter of 2005 were benefited by approximately $5-6 million of sales to customers in areas of the United States affected by Hurricanes Katrina and Rita.
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
     The FASB issued an amendment to SFAS No. 123, Share-Based Payment, (SFAS No. 123R), which will be effective for public companies in periods beginning after December 15, 2005. We are required to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions currently outstanding has not been completed.
Results of Operations
     The following table sets forth certain Statement of Earnings data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.0	22.9	24.5	22.7
Selling, general and administrative	6.2	5.8	6.7	5.6
Research and development	0.7	0.6	0.7	0.5
Operating income	18.1	16.6	17.1	16.6
Net earnings	11.6	10.9	11.0	10.8

For the three months ended September 30, 2005 and 2004.
     Net Sales. For the three months ended September 30, 2005, net sales increased 70% to $69.2 million, compared with $40.6 million for the same period in 2004. This increase was primarily the result of four factors. First, sales of the Company’s R-Series products increased 66% due to a greater number of R-Series dealers in 2005, the addition of one new model, the RCV, which went into production in the second quarter of 2005 and additional sales to the hurricane stricken areas in the United States. The Company estimates hurricane related sales totaled $5-6 million for the third quarter of 2005. Sales of R-Series products represented 45%, or $31.1 million, of the Company’s sales in the third quarter of 2005, compared with 46%, or $18.7 million, in the third quarter of 2004. Second, sales from Loegering, acquired in October 2004, totaled $7.3 million for the third quarter of 2005, compared to none in the third quarter of 2004. Third, sales of service parts doubled to $10 million in the third quarter of 2005 compared to $5 million in the third quarter of 2004 due to the increased population of machines and undercarriages in service. Finally, sales of the Company’s undercarriages to Caterpillar for use on its Multi-Terrain Loader (MTL) product line increased 25% to $20.2 million for the third quarter of 2005 compared with $16.2 million for the third quarter of 2004 due to a greater demand for the MTL products.
     Gross Profit. Gross profit for the three months ended September 30, 2005 increased to $17.3 million, compared with $9.3 million for the same period in 2004, and the gross profit percentage increased to 25.0% in the third quarter of 2005 compared with 22.9% for the same period in 2004. The increase in gross profit was due primarily to the increased sales experienced during the third quarter of 2005. The increase in gross profit percentage was due primarily to a shift in the mix of products sold as the Company had increased sales of R-Series Posi-Track products in the third quarter of 2005 over the third quarter of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. The Company also believes the 3% price increase that was put in place for all machines ordered after February 15, 2005 contributed to the increase in the third quarter of 2005. Also contributing to the increase in 2005 was the increase in the sale of service parts, which generally carry a higher gross profit percentage than machines. In addition, the inclusion of Loegering’s sales for the third quarter of 2005 helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, when compared with ASV’s products. Offsetting these increases were steel surcharges of $1.6 million in the third quarter of 2005, compared with $800,000 in the third quarter of 2004.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $2.3 million, or 5.8% of net sales in the third quarter of 2004, to $4.3 million, or 6.2% of net sales in the third quarter of 2005. The increase was due primarily to the inclusion of Loegering, which does not yet experience the same degree of leverage as does ASV. In addition, the Company had increased sales commissions from increased sales of the Company’s R-Series products, increased advertising and promotion costs to promote the technology benefits of the Company’s products, and the overall increase in the volume of the Company’s business.
     Research and Development. Research and development expenses increased from $224,000 in the third quarter of 2004 to $453,000 in the third quarter of 2005. The increase was due to the on-going development of new products and additional applications of its track technology. The Company also began the development of a smaller version of the Loegering Versatile Track System product, which went into production in the third quarter of 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.
     Other Income (Expense). For the three months ended September 30, 2005, other income (expense) totaled $283,000, compared with $188,000 for the third quarter of 2004. This increase was due primarily to increased interest income from greater funds available for investment and increased short-term interest rates in 2005. Funds increased in 2005 due to proceeds received from the exercise of employee stock options and net earnings generated in 2005 and 2004.
     Net Earnings. For the third quarter of 2005, net earnings were $8.0 million, compared with $4.4 million for the third quarter of 2004. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses.

For the nine months ended September 30, 2005 and 2004.
     Net Sales. Net sales for the nine months ended September 30, 2005 increased 59% to $179.1 million, compared with $112.7 million for the same period in 2004. This increase was primarily the result of four factors. First, sales of the Company’s R-Series products increased 38% in the nine months ended September 30, 2005 compared with the same period in 2004 due to the addition of one new model, the RCV, in 2005, a greater number of R-Series dealers in 2005 and additional sales to the hurricane stricken areas in the United States. The Company’s dealer count increased 27% to 257 dealers at September 30, 2005 compared with September 30, 2004. The Company estimates hurricane related sales totaled $5-6 million for the third quarter of 2005. Second, sales from Loegering, acquired in October 2004, totaled $18.6 million for the first nine months of 2005, compared to none in 2004. Third, sales of the Company’s undercarriages to Caterpillar for use on its MTL product line increased 44% in the nine months ended September 30, 2005 compared with the same period in 2004 due to a greater demand for the MTL products and a low comparison figure for 2004. In 2004, the Company had lower undercarriages shipments in the first half of the year as Caterpillar changed over its production of MTLs to a newer series in the first half of 2004, thereby limiting its production of MTLs and its need for undercarriages. Finally, sales of service parts and other items increased 53% in the nine months ended September 30, 2005 compared with the same period in 2004 due to a greater number of machines and undercarriages in service.
     Gross Profit. For the nine months ended September 30, 2005, gross profit increased to $43.9 million, compared with $25.6 million for the same period in 2004, and the gross profit percentage increased from 22.7% in 2004 to 24.5% in 2005. The increase in gross profit was due primarily to the increased sales experienced during the nine months ended September 30, 2005 as discussed above. The increase in gross profit percentage was due primarily to a shift in the mix of products sold as the Company had increased sales of R-Series Posi-Track products in the first nine months of 2005 over the first nine months of 2004. R-Series products generally carry a higher gross profit percentage than MTL undercarriages. The Company believes its raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. The Company also believes the 3% price increase that was put in place for all machines ordered after February 15, 2005 contributed to the increase in 2005. Also contributing to the increase in 2005 was the increase in the sale of service parts, which generally carry a higher gross profit percentage than machines. In addition, the inclusion of Loegering’s sales for 2005 helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, when compared with ASV’s products. Offsetting these increases were steel surcharges of $4.1 million in the nine months ended September 30, 2005, compared with $1.5 million for the same period in 2004.
     Selling, General and Administrative. For the nine months ended September 30, 2005, selling, general and administrative expenses increased to $12.0 million, or 6.7% of net sales, compared with $6.3 million, or 5.6% of net sales, for the same period in 2004. The increase was due primarily to the inclusion of Loegering, which does not yet experience the same degree of leverage as does ASV. In addition, the Company had increased advertising and promotion costs to promote the technology benefits of the Company’s products, increased sales commissions from increased sales of the Company’s R-Series products and the overall increase in the volume of the Company’s business.
     Research and Development. Research and development expenses more than doubled to $1.3 million for the nine months ended September 30, 2005, compared with $561,000 for the nine months ended September 30, 2004. The increase was due to the on-going development of new products, including the Company’s newest R-Series product, the RCV, which went into production in April 2005, and additional applications of its track technology and the inclusion of Loegering’s operations in 2005. The Company also completed the development of a smaller version of the Loegering Versatile Track System product, which went into production in the third quarter of 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology.
     Other Income (Expense). For the nine months ended September 30, 2005, other income (expense) was $907,000, compared with $493,000 for the same period in 2004. This increase was due primarily to greater funds available for investment and increased short-term interest rates in 2005. Funds increased in 2005 due to proceeds received from the exercise of employee stock options and net earnings generated in 2005 and 2004.
     Net Earnings. Net earnings were $19.7 million for the nine months ended September 30, 2005, compared with $12.2 million for the nine months ended September 30, 2004. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses.

Liquidity and Capital Resources
     For the nine months ended September 30, 2005, the Company generated $1.2 million of cash and cash equivalents compared with generating $14.5 million of cash and cash equivalents for the nine months ended September 30, 2004. During the first nine months of 2005, the Company generated $5.6 million of cash from operations, as increased profitability and increased payables were offset primarily by increased accounts receivables from increased sales and increased raw materials to facilitate expected future production levels and parts sales. The Company used $5.8 million of cash in investing activities during the first nine months of 2005, as the Company invested $11.0 million to purchase equipment integral to the manufacturing of certain inventory components. This cash use was partially offset by the redemption of certain short-term investments. In 2005, the Company chose to eliminate the use of auction-rate securities from its investment portfolio, which were classified as short-term investments, and replaced them with short-term tax-exempt investments, which are classified as cash equivalents. Financing activities generated an additional $1.4 million of cash due primarily to the exercise of stock options by employees and directors.
Caterpillar Revenue Recognition/Gross Profit
     Through October 31, 2005, the Company sold its undercarriages and service parts to Caterpillar under the terms of a Commercial Alliance Agreement (Alliance Agreement). The Alliance Agreement has been replaced, effective November 1, 2005, with a Supply Agreement as described below.
     Through October 31, 2005, the Company recognized as sales its cost for the MTL undercarriages, as defined in the Alliance Agreement between the Company and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expected to recognize upon sale of the MTLs to Caterpillar dealers, when the Company shipped undercarriages to Caterpillar. The gross profit percentage that we received for two of the three undercarriages we currently sell to Caterpillar was reduced by 33% on January 1, 2005, with the overall gross profit percentage on the sale of all three undercarriages expected to be approximately 20% for 2005. The gross profit percentage that we expected to receive for the third undercarriage sold to Caterpillar was scheduled to be reduced by 33% effective January 1, 2006. Both of these reductions would reduce the amount of gross profit we will recognize on the sale of these undercarriages to Caterpillar if the level of net sales in 2005 and 2006 were to be the same as in 2004.
Caterpillar Supply Agreement
     On September 29, 2005 we signed a five-year Supply Agreement with Caterpillar, effective November 1, 2005 (Supply Agreement). The Supply Agreement replaces the Alliance Agreement, which expired October 31, 2005. The key terms of the Supply Agreement are as follows:
     Scope:
•	Consistent with the original Alliance Agreement, Caterpillar will purchase from us 100% of its undercarriage requirements for current and specified future Caterpillar MTLs, as defined.

•	If Caterpillar chooses to manufacture MTLs outside North America for non-North American markets, Caterpillar will purchase from us 100% of its undercarriage requirements for these MTLs, provided we meet the Capacity Requirements and the Local Requirements, as defined, for the applicable geographic area.

•	Should we choose not to supply undercarriages to Caterpillar for these non-North American sales, we would grant a royalty-bearing license to Caterpillar to use our intellectual property to manufacture undercarriages for use on MTLs manufactured outside North America for the non-North American markets.

•	Caterpillar will continue to purchase 100% of its requirements for proprietary original equipment manufacturer aftermarket service parts from us.

•	We will continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s Multi-Terrain Loaders.

•	We will continue to utilize Caterpillar components in the manufacture of our products.

     Pricing:
•	There will be no change to the current MTL undercarriage pricing through December 31, 2005.

•	Starting in 2006, we are expected to earn gross profit percentages on the sale of our undercarriages similar to those expected, had the original Alliance Agreement with Caterpillar been extended to 2006.

•	With the expected increased volume of service parts, we have agreed to accept a lower gross margin on the sale of those service parts, effective November 1, 2005.

•	We anticipate the impact of the new Supply Agreement may reduce our overall gross profit percentage for 2006 between zero and two percentage points.
     Term:
•	The Supply Agreement will commence on November 1, 2005 and will continue through November 1, 2010.

•	The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
     Along with the new Supply Agreement, ASV and Caterpillar entered into a Registration Rights Agreement that provides Caterpillar registration rights for shares of unregistered ASV common stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009.
Vermeer Commercial Alliance Agreement
     In September 2005, we entered into a Commercial Alliance Agreement with Vermeer Manufacturing Inc. (Vermeer Agreement). Under the Vermeer Agreement, we will be the exclusive supplier of rubber track undercarriages and service parts to Vermeer for use on select products in Vermeer’s line of horizontal directional drills, utility trenchers and other products. The companies anticipate limited production of some of these new models in late fourth quarter 2005. The term of the Vermeer Agreement is eight years, with automatic one-year renewal periods unless either party gives the other party at least six months written notice of termination.
Customer Note Receivable
     Included in accounts receivable at September 30, 2005 is a note receivable for $774,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of October 28, 2005, the customer is current on all amounts owed the Company under this note.
Off-Balance Sheet Arrangements
     The Company has guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to the Company by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities at June 30, 2005 and December 31, 2004. The balance of this note at September 30, 2005 was $340,000. As of October 28, 2005, the customer is current on all amounts owed to the finance company under this note.
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

     In October 2005, the Company announced it had entered into an agreement with CIT Group Inc. (CIT) to form ASV Capital, a private label finance program to offer wholesale and retail financing options on the sale of ASV products. Representatives of ASV and CIT will make joint credit decisions, with CIT retaining the risk of the credit portfolio.
New Accounting Pronouncements
     SFAS 123 (Revised 2004) Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value from all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement could be material, but the impact on its diluted earnings per share for the year ended December 31, 2006 for those share-based payment transactions currently outstanding has not been completed.
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
Stock Split
     On August 25, 2005, the Company completed a two-for-one stock split. All share data information has been restated to reflect the stock split.
Cash Requirements
     The Company believes cash expected to be generated from operations and its existing cash, cash equivalents and investments will satisfy the Company’s projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.
Forward-Looking Statements
     The statements set forth above under “Results of Operations” and elsewhere in this Form 10-Q regarding the effect of new accounting pronouncements, ASV’s future sales levels, gross profit percentage, new product availability, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur including ASV’s ability to successfully manufacture the machines, unanticipated delays, costs or other difficulties in the manufacture of the machines, unanticipated problems or delays experienced by Caterpillar relating to the manufacturing or marketing of the MTL machines, market acceptance of the machines, deterioration of the general market and economic conditions, corporate developments at ASV or Caterpillar, ASV’s ability to realize the anticipated benefits from its relationship with Caterpillar and the other factors described below. Any forward-looking statements provided from time-to-time by the Company represent only management’s then-best current estimate of future results or trends.
Risk Factors
Our revenue and business would be harmed if Caterpillar ceased manufacturing and marketing products under our Supply Agreement with Caterpillar.
     Under the terms of the Supply Agreement we entered into with Caterpillar, effective November 2005, we agreed to supply Caterpillar with undercarriages to allow them to manufacture a five-model line of Caterpillar branded rubber tracked skid steer loaders called Multi-Terrain Loaders (the Caterpillar Machines). The term of the Supply Agreement expires October 31, 2010. These machines utilize Caterpillar’s skid steer technology and our rubber track undercarriage technology. All five models have been developed and are available to all Caterpillar dealers. The Caterpillar Machines are assembled in Sanford, North Carolina, at Caterpillar’s skid steer loader facility. The undercarriages are manufactured at our facility in Cohasset, Minnesota.
     The successful manufacturing and marketing of the Caterpillar Machines entail significant risks as described below:
•	The development and introduction of the Caterpillar Machines were scheduled on an aggressive timetable and there exists the possibility this timetable may not have detected all potential issues regarding the production or function of the machines. For example, in 2002, Caterpillar experienced production issues which caused them to stop production of the Caterpillar Machines. As a result, we did not ship undercarriages to Caterpillar while the production issues were resolved, resulting in decreased revenue to us. Additional production or other issues may be experienced by Caterpillar or us in the future, which could cause our sales of undercarriages to Caterpillar to decrease or terminate while the issues are resolved.

•	The overall market for rubber track machines is relatively new and the benefits of rubber track machines are not currently widely known. Caterpillar and ASV believe the market potential for rubber track machines justifies the necessary investment in the Caterpillar Machines. However, there is no assurance the Caterpillar Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by us and Caterpillar.

•	We will be relying significantly on Caterpillar for their continued interest in manufacturing and marketing the Caterpillar Machines. Through September 30, 2005, total sales to Caterpillar accounted for 39% of our net sales. If Caterpillar stopped manufacturing the Caterpillar Machines, or stopped marketing the Caterpillar Machines to its dealers or Caterpillar dealers did not adequately promote the sale of the Caterpillar Machines, our revenue would be decreased and our business would be harmed.

•	As part of the Supply Agreement, we agreed not to knowingly sell our undercarriages to any party who shall manufacture, or resell an undercarriage to a party who shall manufacture, a machine that substantially competes with the Caterpillar Machines.
Caterpillar has the ability to influence or control us, which could negatively affect other shareholders and could discourage offers by third parties to acquire us.
     Caterpillar owns approximately 23.4% of the outstanding shares of our Common Stock. Accordingly, Caterpillar has the ability to influence our business and operations to a certain extent. In addition to its rights as a shareholder to influence us, Caterpillar has the right to designate directors for election to the Board of Directors under the Registration Rights Agreement between us and Caterpillar effective November 1, 2005, proportionate to its stock ownership interest, which increases Caterpillar’s ability to influence us. Currently, one of our nine directors has been designated by Caterpillar, despite the fact that Caterpillar would be entitled to designate two directors, assuming a board comprised of nine directors. If Caterpillar were to exercise its right to designate an additional director, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board and elect an additional director designated by Caterpillar.
     Given the significant percentage of the outstanding shares of our Common Stock owned by Caterpillar, third parties also may be discouraged from making an offer to acquire control or ownership of us.
If Caterpillar begins selling, or is perceived to be selling, its shares of our common stock, the market price of our Common Stock may fall.
     Caterpillar owns approximately 23.4% of the outstanding shares of our Common Stock. Under the Registration Rights Agreement with Caterpillar, we have agreed to provide Caterpillar registration rights for shares of unregistered ASV common stock it currently holds. Caterpillar has agreed that, so long as the Supply Agreement remains in effect, Caterpillar will not sell or dispose of any of its ASV shares prior to January 1, 2009. However, sales by Caterpillar of substantial amounts of our Common Stock, or the perception that such sales could take place, could negatively affect the market price of our Common Stock. If this happens, then stockholders may face difficulty in selling their shares and the price at which they sell their shares may be reduced.

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
     Companies whose products compete in the same markets as the R-Series Posi-Track products have substantially more financial, production and other resources than us, as well as established reputations within the industry and more extensive dealer networks. For the nine months ended September 30, 2005 sales of R-Series Posi-Track products accounted for approximately 45% of our net sales. Also, the growth potential of the markets being pursued by us could attract more competitors. There can be no assurance that we will be able to compete effectively in the marketplace or that we will be able to establish a significantly dominant position in the marketplace before our potential competitors are able to develop similar products.
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
     One of the expected benefits of the Loegering acquisition is future sales of its proprietary Versatile Track System® (VTS), which we expect to account for a majority its net sales. If we are unable to achieve our anticipated sales of the VTS product, or if adequate quantities of raw materials to meet the expected demand for this product are not available, the benefits of the transaction may be reduced or delayed for a period of time. Our business may also be adversely affected if the VTS product does not gain market acceptance as quickly as we anticipate or at all.
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
     Changes in Internal Control Over Financial Reporting. During the third fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Summary of Board of Director Compensation for the Company (e)

10.2	Purchase Agreement between the Company and Caterpillar Inc. effective November 1, 2005 *

10.3	Registration Rights Agreement between the Company and Caterpillar Inc., effective November 1, 2005.

10.4	Commercial Alliance Agreement between the Company and Vermeer Manufacturing Inc. dated September 23, 2005 **

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed electronically on July 18, 2005.

*	To be filed by amendment pursuant to Rule 12b-25 of the Securities Exchange Act of 1934.

**	Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.
Dated: November 9, 2005	By /s/ Gary Lemke
Gary Lemke
Chief Executive Officer (duly authorized officer)

Dated: November 9, 2005	By /s/ Thomas R. Karges
Thomas R. Karges
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998(c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Summary of Board of Director Compensation for the Company (e)

10.2	Purchase Agreement between the Company and Caterpillar Inc. effective November 1, 2005 *

10.3	Registration Rights Agreement between the Company and Caterpillar Inc., effective November 1, 2005.

10.4	Commercial Alliance Agreement between the Company and Vermeer Manufacturing Inc. dated September 23, 2005 **

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005.

*	To be filed by amendment pursuant to Rule 12b-25 of the Securities Exchange Act of 1934.

**	Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.