Form 10-Q/A
period 2005-09-30
ASV INC /MN/
filed 2005-11-14
CIK 926763

The following items were the
subject of a Form 12b-25 and
are included herein: Exhibit 10.2
under Part II, Item 6.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Summary of Board of Director Compensation for the Company (e)

10.2	Purchase Agreement between the Company and Caterpillar Inc. effective November 1, 2005 **

10.3	Registration Rights Agreement between the Company and Caterpillar Inc., effective November 1, 2005 (f)

10.4	Commercial Alliance Agreement between the Company and Vermeer Manufacturing Inc. dated September 23, 2005 (f)**

11	Statement re: Computation of Per Share Earnings (f)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (f)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (f)

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed electronically on July 18, 2005.

(f)	Previously filed with the original Form 10-Q for the fiscal quarter ended September 30, 2005.

**	Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.
Dated: November 11, 2005	By /s/ Gary Lemke
Gary Lemke
Chief Executive Officer (duly authorized officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998(c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Summary of Board of Director Compensation for the Company (e)

10.2	Purchase Agreement between the Company and Caterpillar Inc. effective November 1, 2005 **

10.3	Registration Rights Agreement between the Company and Caterpillar Inc., effective November 1, 2005(f)

10.4	Commercial Alliance Agreement between the Company and Vermeer Manufacturing Inc. dated September 23, 2005(f)**

11	Statement re: Computation of Per Share Earnings(f)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(f)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(f)

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005.

(f)	Previously filed with the original Form 10-Q for the fiscal quarter ended September 30, 2005.

**	Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

4