Form 10-K
period 2005-12-31
ASV INC /MN/
filed 2006-03-16
CIK 926763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to                    .
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
Common Stock, $.01 par value
Title of each class
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐   Yes   ☑   No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐   Yes   ☑   No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑   Yes   ☐   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one)
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐   Yes   ☑   No
     Based on the closing sale price of the registrant’s Common Stock at June 30, 2005 of $31.31, the aggregate market value of the registrant’s Common Stock held by nonaffiliates was $366,386,453.
     As of February 28, 2006, 27,117,788 shares of the registrant’s Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for its June 2, 2006 Annual Meeting, which will be filed by April 30, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
General
     A.S.V., Inc. was incorporated in Minnesota in July 1983 and our wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. In October 2004, A.S.V., Inc. acquired all the outstanding Common Stock of Loegering Mfg. Inc. (“Loegering”) of Casselton, North Dakota in a merger transaction. Following completion of the transaction, Loegering became a wholly-owned subsidiary of A.S.V., Inc. A.S.V., Inc., A.S.V. Distribution, Inc. and Loegering are collectively referred to herein as “ASV”, the “Company”, “we”, “us” or “our.”
     We design, manufacture and sell track-driven all-season vehicles. We have three principal product lines, the Posi-Track™ product line, the undercarriage product line and the Loegering product line. The Posi-Track and undercarriage product lines use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. Our Posi-Track products are versatile machines used in the construction, agricultural, landscaping, rental, military, and other markets. Our undercarriages are sold to Caterpillar Inc. (“Caterpillar”) as a primary component on Caterpillar’s Multi-Terrain Loader (“MTL”) product line. Loegering is a manufacturer of traction products for wheeled skid-steers and also provides attachments for the skid-steer market.
Current Year Developments
     New Models
     In January 2005, we introduced a new model in our Posi-Track product line, the RCV. The RCV is built on the RC-85/100 platform and features a vertical lift loader and higher lift heights than any of our machines. The RCV went into production in the second quarter of 2005.
     In January 2006, we introduced two new models in our Posi-Track product line, the SR-70 and SR-80. These new models are built on our next generation undercarriage designs and have features not found on our other models. The SR-70 has a list price of $40,500 and the SR-80 has a list price of $45,500. The SR-80 went into production in February 2006 and the SR-70 is expected to go into production in the second quarter of 2006.
     Stock Split
     On August 25, 2005, we completed a two-for-one stock split. All share data information in this Annual Report on Form 10-K has been restated to reflect the stock split.
     Supply Agreement with Vermeer Manufacturing Inc.
     On September 23, 2005, we entered into a Commercial Alliance Agreement (“Vermeer Agreement”) with Vermeer Manufacturing Inc. (“Vermeer”). Under the Vermeer Agreement, we will be the exclusive supplier of rubber track undercarriages and service parts to Vermeer for use on select products in Vermeer’s line of horizontal directional drills, utility trenchers and other products (the “Vermeer Machines”). We had very limited production of some of these undercarriages in the fourth quarter of 2005. The term of the Vermeer Agreement is eight years, with automatic one-year renewal periods unless either party gives the other party at least six months written notice of termination.
     Supply Agreement with Caterpillar Inc.
     On September 29, 2005 we signed a five-year Supply Agreement (“Supply Agreement”) with Caterpillar, effective November 1, 2005. The Supply Agreement replaced the Multi-Terrain Rubber-Tracked Loader Alliance Agreement (“Alliance Agreement”) that had been in effect since October 2000, and expired October 31, 2005. Under the Supply Agreement, Caterpillar will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and specified future Caterpillar MTLs, as defined, from us. We will continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs, and we will continue to utilize Caterpillar components in the manufacture of our products. The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010. The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
     Registration Rights Agreement and Board Representation
     Along with the Supply Agreement, ASV and Caterpillar also entered into a Registration Rights Agreement that provides Caterpillar registration rights for unregistered shares of our Common Stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009. In addition, as part of the Registration Rights Agreement, Caterpillar retained its ability to designate director nominees to our Board of Directors in proportion to its ownership of our shares, similar to the rights it held under the previous Securities Purchase Agreement with us.
Markets for Our Products
     We believe our Posi-Track products are very versatile and can be used in a wide variety of applications. The main markets we expect these products to be sold into include the construction, landscape and agriculture markets. In addition, the Posi-Track model MD-70 is being sold for use in specialty military applications.
     We also believe our Posi-Track products are ideal for the rental equipment market. The design of our products makes them very easy to learn how to operate, especially for those individuals not familiar with the operation of similarly-sized equipment.
     Our undercarriage products are a primary component in Caterpillar’s MTL products which are used in a wide variety of applications, including construction, excavation, landscape, demolition and material handling.
     Our Loegering products consist primarily of the Versatile Track System ® (“VTS”), a bolt on bolt off track system that will convert most skid-steers from wheels to rubber tracks, over-the-tire steel tracks used on skid-steers and various attachments for use by the skid-steer market.
Benefits of a Rubber Track Undercarriage
     Our Posi-Track products are most often compared to skid-steer vehicles. Skid-steers are small four-wheeled vehicles that were originally designed and used primarily as loaders, but in the last decade have become increasingly more popular for a variety of functions and more versatile with the availability of attachments such as backhoes, forklifts, breakers, planers, rakes and augers.
     The primary disadvantage of skid-steer vehicles is that they are wheeled vehicles and are not designed for operation on wet, soft, slippery or rough ground, which means that they are inherently limited as to when and where they can function. Skid-steers often sit idle in the winter and spring or after rain because the ground is not suitable for their operation. A wheeled skid-steer exerts at least ten times more ground pressure than our Posi-Track products, which makes a skid-steer less suitable for operation on landscaped or groomed ground.
     Recognizing the benefits of tracked vehicles, several manufacturers, including Loegering, have created tracks that can be placed around a skid-steer’s wheels which can increase the traction of a wheeled skid-steer, but do not improve the skid-steer’s ground pressure significantly. Add-on tracks are generally steel; however, rubber add-on tracks are also available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer’s ground pressure somewhat, the overall design of our products gives them more versatility and less ground pressure than a skid-steer with add-on tracks.
     We believe our Posi-Track products are ideal replacements to skid-steers, small dozers and small tractors, and can perform many of the jobs handled by these vehicles without the disadvantages they possess. The weight of our Posi-Track products is distributed over its two tracks, which have a ground surface much greater than that of a wheeled skid-steer, which results in an average ground pressure of approximately 3 pounds per square inch, compared to approximately

35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as our Posi-Track products. Their low ground pressure allows them to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. Low ground pressure also reduces compaction which decreases the need for frequent tilling and conditioning of the soil.
     The longer track base on our Posi-Track products also provides for a much smoother ride for the operator of the machine. In addition, our Posi-Track products have a built-in suspension in their undercarriage design, further minimizing the effects of an uneven or rough operating surface.
     We believe the ability of our Posi-Track products to operate in conditions that would require wheeled machines to sit idle makes them a more attractive option due to greater productivity. The ability to operate when wheeled vehicles cannot extends the work season of those operators in areas where climate is a factor.
Products – Posi-Track Products
     We have three primary product lines, the Posi-Track product line, the undercarriage product line and the Loegering product line. The Posi-Track product line and the undercarriage product line utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each.
     The rubber tracks used on our Posi-Track products are made of molded rubber reinforced with layers of nylon and polyester cord. Our Posi-Track products feature a maintenance-free suspension with no grease fittings and utilize diesel engines manufactured by Perkins Engines Company Ltd.
     All of our Posi-Track products are ride-on machines, which add to their safety and comfort, and are equipped with pilot-operated hydraulic controls. Safety features include full ROPS/FOPS canopy (roll over protection structure, falling object protection structure), lap bar, seat belt and parking brake.
     The following contains a summary of our current Posi-Track products:

Model	Weight(w/out bucket)	Operating Capacity*	Engine Horsepower	List Price ($)

RC-30	2,935 lbs	800 lbs	31.5	22,609

RC-50	4,750 lbs	1,500 lbs	50	31,635

RC-60	5,500 lbs	1,900 lbs	60	37,100

SR-70**	7,890 lbs	2,750 lbs	71	40,500

SR-80**	8,060 lbs	3,100 lbs	81	45,500

RC-85	8,800 lbs	3,400 lbs	86	46,627

RC-100	9,200 lbs	3,800 lbs	99.5	53,490

RCV	9,595 lbs	4,000 lbs	86	51,449

 * Operating capacity shown is based on 50% of tipping load.
 ** The SR-80 went into production in February 2006 and the SR-70 is expected to go into production in the second quarter of 2006.
     All machines shown above have no more than 3.5 pounds per square inch ground pressure.
     The RC-30, RC-50 and RC-60 Turf Edition products have the same specifications as the RC-30, RC-50 and RC-60 listed above, but are equipped with smooth, non-treaded rubber tracks.

     Most skid-steer attachments are designed to be used with an industry standard quick-attach mechanism which allows attachments to be used on all similarly equipped vehicles. Our Posi-Track products utilize this standard quick-attach mechanism which enables them to operate the attachments used by skid-steers. Our Posi-Track products are also designed for use with a dozer attachment. We believe our Posi-Track products provide a more stable platform on which these attachments can operate, due to their significantly longer track base in contact with the ground, compared to the wheelbase of a typical wheeled skid-steer.
     In addition to the attachments already available on the market from other manufacturers, we also manufacture and sell attachments for our Posi-Track products for special functions not performed by other competing vehicles. Because skid-steers are not designed for performing dozer functions, dozers have traditionally been separate, single-function vehicles. However, because of their rubber track and design, our Posi-Track products are able to perform dozer functions with the dozer attachment manufactured for us. We also sell other attachments for special purposes.
     All of our Posi-Track products can be equipped with various options such as cab enclosure, heater, air conditioner, horn and back-up alarm.
     We have also introduced a utility vehicle which we anticipate will go into production in the second half of 2006. This utility vehicle shares many of the same components as our Posi-Track products, but is intended for the utility vehicle market. We anticipate the utility vehicle may be equipped with various attachments on the machine’s flat-bed.
Products – Undercarriages
     We manufacture rubber track undercarriages for use by Caterpillar on their MTLs. The five models of MTLs feature Caterpillar’s patented skid steer loader technology and our patented Maximum Traction Support System rubber track undercarriage. We began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The undercarriage for the final MTL model went into production in the first quarter of 2003. The MTLs are being sold through the Caterpillar dealer network.
     We also manufacture rubber track undercarriages for use by Vermeer on the Vermeer Machines. We expect to supply Vermeer with undercarriages for use on three models of trenchers and one model of underground directional drill. We had very limited production of some of these undercarriages in the fourth quarter of 2005. The Vermeer Machines are being sold through the Vermeer dealer network.
Products – Loegering
     Our Loegering products consist primarily of the VTS product, a bolt on bolt off track system that will convert most skid-steers from wheels to rubber tracks, over-the-tire steel tracks used on skid-steers and various attachments for use by the skid-steer market. Loegering products are sold through the Loegering dealer network. The VTS product was introduced in the second half of 2004. In the third quarter of 2005, Loegering introduced an additional model in the VTS product line. This additional model was for smaller skid-steers than the original VTS model.
Products – Other
     We have also produced the following models under the Posi-Track model name: the MD-70, the 2800 series, the HD 4500 series and the 4810. Of these models, the MD-70, our original Posi-Track model, is the only model we anticipate manufacturing in the future. We anticipate future production will be devoted to specialty applications. In the past three years, total sales of the MD-70 have been less than 1% of our net sales each year.
Sales and Marketing
     We sell our Posi-Track products primarily through independent equipment dealers in the United States, Canada, Australia and New Zealand. As of February 28, 2006, 266 independent dealers sell and service our Posi-Track products. The MTL products, which are Caterpillar products that incorporate our undercarriages, are available on a worldwide basis through Caterpillar dealers only. The Vermeer Machines, which incorporate our undercarriages, are available through Vermeer dealers only. Loegering sells its products primarily through independent equipment dealers in North America. As of February 28, 2006, Loegering had approximately 1,000 active dealers.

     Product sales data as a percentage of net sales for 2005, 2004 and 2003 is set forth in Item 7. of this Annual Report on Form 10-K. Sales to customers outside the United States accounted for 6%, 9% and 6% of our net sales in 2005, 2004 and 2003, respectively. Revenue is recognized for sales to customers outside the United States in the same manner as customers within the United States.
     In 2005, sales to Caterpillar accounted for 39% of our net sales, while sales to Caterpillar accounted for 40% and 54% of our net sales in 2004 and 2003, respectively. We anticipate that sales to Caterpillar will represent a lesser percentage of our net sales in 2006. We believe the decreased percentage sales to Caterpillar has been and is expected to be due to sales of our products to other customers increasing at a faster rate, from increased offerings and an expanding dealer network.
     The construction, agricultural and landscape equipment industries, in which our products compete, have historically been cyclical. Sales of construction, agricultural and landscape equipment are generally affected by the level of activity in the construction and agricultural industries as well as farm production and demand, weather conditions, interest rates, construction levels (especially housing starts) and general economic conditions. In addition, the demand for our products may be affected by the seasonal nature of the activities in which they are used. Sales of our products have generally been greater in the spring and summer.
     In October 2005, we announced that we had entered into an agreement with CIT Group Inc. (“CIT”) to form ASV Capital, a private label finance program to offer wholesale and retail financing options on the sale of our Posi-Track products. Representatives of ASV and CIT make joint credit decisions, with CIT retaining the risk of the credit portfolio. We have no ownership in ASV Capital and have no share in the profit or loss of ASV Capital.
     We have an arrangement with one other finance company to finance the sale of our Posi-Track products to our dealers and end purchasers. In addition, we may, from time to time, offer extended payment terms on the sale of our products to our dealers for periods up to two years.
     We have also agreed to assist this finance company with the costs related to remarketing certain financed equipment should it become necessary for the finance company to take possession of the equipment in the event of nonpayment by the debtor. As of February 28, 2006, we were not obligated to the finance company for any costs related to the remarketing of any financed equipment due to nonpayment by the debtor.
     As of February 28, 2006, we had orders for approximately $31 million of our Posi-Track and Loegering products, all of which are expected to be filled in 2006. As of February 23, 2005, we had orders for approximately $32 million of our Posi-Track and Loegering products all of which were filled in 2005.
     In 2006, we intend to focus our marketing efforts on increasing the number of dealer outlets for our Posi-Track products, increasing the number of rental facilities that have our Posi-Track products available for rent and increasing the distribution of our VTS track system.
Affiliation with Caterpillar
     Supply Agreement
     On September 29, 2005 we signed a five-year Supply Agreement with Caterpillar, effective November 1, 2005. The Supply Agreement replaced the Alliance Agreement that had been in effect since October 2000 and expired October 31, 2005. Under the Supply Agreement, Caterpillar will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and specified future Caterpillar MTLs, as defined, from us. We will continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs and we will continue to utilize Caterpillar components in the manufacture of our products. The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010. The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
     In connection with the new Supply Agreement entered into with Caterpillar, all agreements previously entered into between the two companies have been terminated. The terminated agreements include the Securities Purchase

Agreement, the Commercial Alliance Agreement, the Marketing Agreement, the Trademark and Trade Dress License Agreement, the Management Services Agreement and the Multi-Terrain Rubber-Tracked Loader Alliance Agreement.
     Registration Rights Agreement and Board Representation
     Along with the Supply Agreement, ASV and Caterpillar also entered into a Registration Rights Agreement that provides Caterpillar registration rights for unregistered shares of our Common Stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009. In addition, as part of the Registration Rights Agreement, Caterpillar retained its ability to designate director nominees for election to our Board of Directors in proportion to its ownership of our shares, similar to the rights it held under the Securities Purchase Agreement. Currently, one of our nine directors has been designated by Caterpillar, for election to our Board despite the fact that Caterpillar is entitled to designate two director nominees, assuming a board comprised of nine directors. If Caterpillar were to exercise its right to designate an additional director nominee, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board to acomodate the additional director nominee designated by Caterpillar.
     Sale of Product Line
     In the fourth quarter of 2005, Loegering sold the intellectual property and the tangible personal property related to Loegering’s snowblower product line to Caterpillar for $350,000, resulting in a gain of $325,000. This gain has been recorded in Other Income in the accompanying consolidated financial statements for 2005. In addition, Loegering has agreed to sell its inventory of snowblower service parts to Caterpillar at an amount to be mutually agreed on by the two parties, not to exceed $50,000, during 2006. Loegering does not anticipate that it will incur a loss on the sale of such service parts to Caterpillar in 2006. As a result of this transaction, Loegering will no longer offer snowblowers in its product line. Snowblower sales totaled approximately $1,100,000 in 2005.
Competition
     The markets in which our RC-50 through RC-100 and the SR-70 and SR-80 products compete are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The skid-steer market is dominated by large corporations producing models with substantial name recognition, including Ingersoll Rand, which manufactures the Bobcat, Case, Caterpillar, New Holland, John Deere and Gehl. The competitors primarily produce wheeled vehicles in the markets in which our products compete. All of these competitors also manufacture a form of rubber track loader. However, all of the competitors, with the exception of Caterpillar, which utilizes our undercarriages on its rubber track loaders, utilize a track that is comprised primarily of steel with rubber bonded to it. We believe this “rubber coated” track does not offer the same comfort, durability or performance that our all-rubber track offers. ASV and Caterpillar are the only manufacturers that utilize an all-rubber track on their tracked product offerings. We have the widest range of rubber track products, with more models and horsepower offerings, than any other manufacturer.
     The markets in which our RC-30 competes are also generally comprised of vehicles manufactured by large corporations producing models with substantial name recognition, including Toro, which manufactures the Dingo, as well as those companies listed above that manufacture skid-steer products.
     The markets in which our Loegering products compete are highly fragmented with many companies competing in the same market.
     We expect our products to compete in the market based on, among other things: track technology, adaptability, versatility, performance, ease of operation, features, quality, size, brand loyalty, price and reputation. Some of our competitors possess significantly greater resources than us, as well as established reputations within the industry. There is no assurance that a competitor with greater capital resources will not enter and exploit our markets to our detriment. We believe the introduction of additional competitors could enhance market acceptance of rubber track vehicles.

Warranty
     We provide limited warranties to purchasers of our products which vary by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on our products carry a pro-rated warranty up to 1,500 hours of usage. Those components that are not manufactured by us are subject only to the warranty of the component manufacturer and may be greater in length than the limited warranty provided by us.
     We offer an extended warranty through an unaffiliated company. This unaffiliated company is responsible for administering and paying all warranty claims under the extended warranty program.
Manufacturing and Suppliers
     We manufacture and assemble our products at our facilities in Grand Rapids and Cohasset, Minnesota and Casselton, North Dakota. See “Item 2. Properties.” The majority of the component parts are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard “off-the-shelf” parts purchased by us and incorporated into our vehicles. Others, such as the rubber track, undercarriage components, machine chassis and loader, are manufactured specifically for us. Certain fabricated parts are manufactured on site for incorporation into our products. In order to help reduce production costs, we periodically review those parts that may be more cost-effective to manufacture in-house.
     We own the tooling used by outside vendors for manufacturing customized parts. While current vendors are meeting our quality and performance expectations, we believe alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect our business. In addition, certain parts, such as bogie wheels and rubber tracks, have a limited number of vendors and a disruption in supply could affect our ability to deliver finished goods.
     During 2005, we made investments in production equipment at certain of our suppliers to ensure a steady supply of component parts and potentially reduce the unit cost of such items. We have recorded the cost of this equipment on our balance sheet in property and equipment and are depreciating the cost of the equipment in accordance with our depreciation policies.
     Due to the increased sales and production levels we have experienced, the expected increase in sales and production levels in 2006 and lead times of up to twenty weeks on certain of our raw materials, we expect that it will be necessary to maintain similar or increased levels of inventory and working capital in the foreseeable future.
Intellectual Property Rights
     We have been granted four patents by the U.S. Patent Office pertaining to our undercarriage system, which expire in the years 2018-2019. We also acquired four patents in our acquisition of Loegering, two of which are related to over-the-tire steel tracks and two of which are related to attachments. The Loegering patents expire in the years 2012-2021. There can be no guarantee that these patents will be a deterrent to other manufacturers from producing similar technology.
     We have applied for additional patents pertaining to our undercarriage systems. We also acquired the rights to one additional patent application related to the VTS track system in our acquisition of Loegering. There can be no assurance that patents will ever be granted under these patent applications.
     We have registered the trademark Track Truck ® with the U.S. Patent and Trademark Office and claim common law trademark rights in the names Posi-Track™, RC-30™, RC-50™, RC-60™, RC-85™, RC-100™, Turf Edition™, Maximum Traction Support System™, Posi-Turn™ and Snow Saver™. Loegering claims the trademarks VTS Versatile Track System™, Eliminator™, Mud Bucket™ and Loegering™. Despite these protections, it may be possible for competitors or users to copy aspects of our products.

     We believe that patent and trademark protection is less significant to our competitive position than the knowledge, ability and experience of our personnel, product enhancements, new product development and our ongoing reputation.
Research and Development
     During the years ended December 31, 2005, 2004 and 2003, we spent approximately $1,721,000, $1,107,000 and $795,000, respectively, on research and development. Our research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through our alliances with Caterpillar and Vermeer. We anticipate our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology and will be approximately 0.7% of net sales in 2006.
Insurance
     We maintain product liability insurance as well as a commercial umbrella insurance policy in amounts we believe are adequate. We also maintain key-person life insurance on the lives of Mr. Lemke and Mr. Glasnapp.
Employees
     As of February 28, 2006, we had 264 employees. Our employees include 7 in management, 42 in administration, 28 in sales and marketing and 187 in manufacturing, engineering and research and development. We believe relations with our employees are good. None of our employees are represented by a labor union. Through June 30, 2005, we reimbursed Caterpillar for the salary-related costs of one Caterpillar employee that worked at our Grand Rapids facility. This individual became our employee in July 2005, at which point the reimbursement to Caterpillar ceased.
Website Access to SEC Reports
     Our internet website can be found at www.asvi.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.
Item 1A. Risk Factors
     Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Our revenue and business would be harmed if Caterpillar ceased manufacturing and marketing products that relate to our Supply Agreement.
     Under the terms of the Supply Agreement we entered into with Caterpillar effective November 1, 2005, we agreed to supply Caterpillar with rubber track undercarriages for use on its five-model line of Caterpillar branded rubber tracked loaders called Multi-Terrain Loaders (“MTL Machines”). The term of the Supply Agreement expires October 31, 2010. The MTL Machines utilize Caterpillar’s skid steer technology and our rubber track undercarriage technology. All five models have been developed and are available to all Caterpillar dealers. The MTL Machines are assembled in Sanford, North Carolina, at Caterpillar’s skid steer loader facility. The undercarriages are manufactured at our facility in Cohasset, Minnesota.

     The successful manufacturing and marketing of the MTL Machines entail significant risks as described below:
•	The development and introduction of the MTL Machines were scheduled on an aggressive time table and there exists the possibility that this time table may not have detected all potential issues regarding the production or function of the machines. For example, in 2002, Caterpillar experienced production issues which caused them to stop production of the MTL Machines. As a result, we did not ship undercarriages to Caterpillar while the production issues were resolved, resulting in decreased revenue to us. Additional production or other issues may be experienced by Caterpillar or us in the future, which could cause our sales of undercarriages to Caterpillar to decrease or terminate while the issues are resolved.

•	The overall market for rubber track machines is relatively new and the benefits of rubber track machines are not currently widely known. Caterpillar and we believe the market potential for rubber track machines justifies the necessary investment in the MTL Machines. However, there is no assurance the MTL Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by us and Caterpillar. We will be relying significantly on Caterpillar for their continued interest in manufacturing and marketing the MTL Machines. In 2005, total sales to Caterpillar accounted for 39% of our net sales. If Caterpillar stopped manufacturing the MTL Machines, stopped marketing the MTL Machines to its dealers or the Caterpillar dealers did not adequately promote the sale of the MTL Machines, our revenue would be decreased and our business would be harmed.

•	As part of the Supply Agreement, we may not knowingly sell our undercarriages to any party who shall manufacture, or resell an undercarriage to a party who shall manufacture a machine that substantially competes with the MTL Machines.

•	While Caterpillar has agreed it will purchase 100% of its requirements for undercarriages, as defined, from us, the Supply Agreement contains no guarantee as to the quantity of undercarriages or service parts Caterpillar must purchase from us.

•	The Supply Agreement calls for specified prices for the undercarriages we sell to Caterpillar for the life of the contract, subject to adjustment for mutually agreed adjustments for abnormal cost changes outside of our control for certain cost fluctuations. If general raw material prices increase during the term of the Supply Agreement, or if we are unable to mutually agree on cost changes, the gross profit we may receive on the sale of undercarriages may be reduced. The Supply Agreement also calls for specified prices for the service parts we sell to Caterpillar for the life of the contract. Should the prices we pay to manufacture or purchase these service parts increase during the term of the Supply Agreement, the gross profit we may receive on the sale of these service parts may be reduced.
Our business could be materially harmed if Caterpillar did not actively support and cooperate with us to provide us with various commercial services.
     As a result of our transactions with Caterpillar, we may rely on commercial services provided by or through Caterpillar for the provision of warranty services as they pertain to the MTL Machines. As a result, we may become dependent upon the cooperation of Caterpillar for the provision of these services. If Caterpillar were to decide not to actively support and cooperate with us to provide us with these services, our business could be materially harmed.
Caterpillar has the ability to influence or control us, which could negatively affect other shareholders and could discourage offers by third parties to acquire us.
     As of February 28, 2006, Caterpillar owns approximately 23.2% of the outstanding shares of our Common Stock. Accordingly, Caterpillar has the ability to influence our business and operations to a certain extent. In addition to its rights as a shareholder to influence us, under the Registration Rights Agreement, Caterpillar has the right to designate director nominees for election to the Board of Directors proportionate to its stock ownership interest, which increases Caterpillar’s ability to influence us. Currently, one of our nine directors has been designated by Caterpillar, for election to our Board despite the fact that Caterpillar would be entitled to designate two director nominees, assuming a board comprised of nine directors. If Caterpillar were to exercise its right to designate an additional director nominee, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board to accomodate the additional director nominee designated by Caterpillar.

     Given the significant percentage of the outstanding shares of our Common Stock owned by Caterpillar, third parties also may be discouraged from making an offer to acquire control or ownership of us.
If Caterpillar begins selling, or is perceived to be selling, its shares of our Common Stock, the market price of our Common Stock may fall.
     As of February 28, 2006, Caterpillar owns approximately 23.2% of the outstanding shares of our Common Stock. Under the Registration Rights Agreement, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009. However, sales by Caterpillar of substantial amounts of our Common Stock, or the perception that such sales could take place, could negatively affect the market price of our Common Stock. If this happens, then stockholders may face difficulty in selling their shares and the price at which they sell their shares may be reduced.
If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.
     Our management has had limited experience in managing companies experiencing growth like ours. Further growth and expansion of our business will place additional demands upon our current management and other resources. We believe that future growth and success depends to a significant extent on our ability to be able to effectively manage our growth in several areas, including, but not limited to: (1) production facility expansion/construction; (2) entrance to new geographic and use markets; (3) international sales, service and production; and (4) employee and management development. No assurance can be given that our business will grow in the future and that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.
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
     Companies whose products compete in the same markets as the Posi-Track have substantially more financial, production and other resources than us, as well as established reputations within the industry and more extensive dealer networks. For 2005, sales of our Posi-Track products accounted for approximately 46% of our net sales. Also, the growth potential of the markets being pursued has attracted more competitors. There can be no assurance that we will be able to compete effectively in the marketplace or that we will be able to establish a significantly dominant position in the marketplace before our competitors are able to develop similar products.
If our rubber track vehicles do not continue to receive market acceptance, our operating results will be harmed.
     Our success is dependent upon increasing market acceptance of rubber track vehicles in the markets in which our products compete. Most small to medium sized tractor-type vehicles in competition with our Posi-Track products are wheeled vehicles and most track-driven vehicles are designed for specific limited tasks. The market for rubber track vehicles is relatively new and there can be no assurance that our products will gain sufficient market acceptance to enable us to sustain profitable operations.

Our business could be harmed if the Commercial Alliance Agreement with Vermeer Manufacturing Inc. does not prove to be beneficial.
     Under the Vermeer Agreement, we will be the exclusive supplier of rubber track undercarriages and service parts to Vermeer for use on the Vermeer Machines. We had very limited production of some of these undercarriages in the fourth quarter of 2005. The term of the Vermeer Agreement is eight years, with automatic one-year renewal periods unless either party gives the other party at least six months written notice of termination.
     The Vermeer Machines are new to the Vermeer product line and there is no assurance that they will gain market acceptance. Also, there is no assurance the Vermeer Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by Vermeer. We will be relying significantly on Vermeer for its continued interest in manufacturing and marketing the Vermeer Machines.
     We have agreed not to sell our undercarriages for use in direct competition to the Vermeer Machines. Our revenue could be impacted if the Vermeer Machines do not gain market acceptance as we would be unable to supply other manufacturers with undercarriages for equipment that would be in direct competition to the Vermeer Machines.
If we are not able to manage and fully integrate the operations of Loegering Mfg. Inc., our operating results will be harmed.
     In October 2004, we acquired all the outstanding Common Stock of Loegering of Casselton, North Dakota for a combination of cash and shares of our Common Stock. We have not previously been involved in an acquisition of this nature, and there can be no assurance that we will be able to successfully manage and integrate the operations of Loegering.
     The process of fully integrating Loegering may be a difficult and time-consuming process. In particular, the process of combining sales and marketing forces, consolidating administrative functions, and coordinating product offerings can take longer, cost more, and provide fewer benefits than initially anticipated. Management may face difficulties, delays and costs as it works to retain customers, to minimize the risk of loss or reduction of customer orders due to the potential for market confusion, hesitation and delay, to coordinate infrastructure operations in an effective and efficient manner and to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices. To the extent any of these events occurs, the benefits of the transaction may be reduced, at least for a period of time.
Our business may be adversely affected if we are unable to successfully develop new products or if new products developed are unable to gain market acceptance.
     We intend to increase our market penetration by developing and marketing new rubber-tracked vehicles and other new products. There can be no assurance that we will be able to successfully develop new products, or that any new products developed by us will gain market acceptance.
     One of the expected benefits of the Loegering acquisition is future sales of its proprietary VTS product, which we expect to account for a majority of Loegering’s net sales for 2006. If we are unable to achieve our expected sales of the VTS product, or if adequate quantities of raw materials to meet the expected demand for this product are not available, the benefits of the transaction may be reduced or delayed for a period of time. Our business may also be adversely affected if the VTS product does not gain market acceptance as quickly as we anticipate or at all.
A cyclical, economic downturn in the construction and farm equipment industries could materially harm our business.
     The construction and farm equipment industries, in which our products compete, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries, including farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for our products may be affected by the seasonal nature of the activities in which they are used and by overall economic conditions in general. Therefore, an economic downturn in the construction and farm equipment industries, which could result in part based upon seasonal factors, could materially harm our business.
The loss of the services of any key member of our management could have a material adverse effect on our ability to achieve our objectives.
     Our future success depends to a significant extent upon the continued service of certain key personnel, including our Chief Executive Officer, Gary Lemke. We have key-person life insurance on the life of Mr. Lemke, but we do not have an employment agreement with Mr. Lemke. The loss of the services of any key member of our management could have a material adverse effect on our ability to achieve our objectives.
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
     Our products are manufactured exclusively at our manufacturing facilities in Grand Rapids and Cohasset, Minnesota and at our Loegering facility in Casselton, North Dakota. In the event that any of these manufacturing facilities were to be damaged or destroyed or become otherwise inoperable, we may be unable to manufacture our products for sale until the facility is either repaired or replaced, either of which could take a considerable period of time. Although we maintain business interruption insurance, there can be no assurance that such insurance would adequately compensate us for the losses we would sustain in the event that our manufacturing facilities were unavailable for any reason.
We are subject to extensive governmental regulations, and compliance with such regulations is costly.
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

Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
     We have manufacturing and office facilities in Grand Rapids, Minnesota and Casselton, North Dakota, and a manufacturing facility located in Cohasset, Minnesota. Our manufacturing and office facility located in Grand Rapids consists of approximately 95,000 square feet of production space and approximately 10,000 square feet of office space. Our manufacturing and office facility located in Casselton, North Dakota consists of approximately 35,000 square feet of production and warehouse space and approximately 6,000 square feet of office space. We acquired the Casselton property in connection with our acquisition of Loegering in October 2004 from Loegering affiliates. Our Grand Rapids facility had been leased under a 20-year lease from the Grand Rapids Economic Development Authority. The lease agreement provided for monthly rental payments until January 2018, with a balloon payment of approximately $543,000 in December 2006. We had an option to purchase the facility at any time at the present value of the remaining lease payments plus the current purchase price of the land on which the facility was constructed. We exercised this option in December 2005 with a payment of $1.7 million from available operating cash. The Grand Rapids facility has been our primary production and office facility since the original 40,000 square foot facility was first occupied by us in May 1995. The facility was expanded to its present size in 1997. We also acquired approximately 10 acres of raw land contiguous to our Grand Rapids facility in November 2005 for possible future expansion.
     Our facility in Cohasset contains approximately 90,000 square feet of manufacturing space, 18,000 square feet of office and support space and approximately 8 acres of land. We purchased and occupied the manufacturing space of this facility in 2004 and have utilized this facility for all our undercarriage production since that time. The facility’s purchase price of $1.2 million was funded with available operating cash.
     We own a facility contiguous to our Grand Rapids facility consisting of 7 acres of land and a 10,000 square foot building. We use this facility for engineering, new product development and research and development operations.
     We also own a parcel of land located in Grand Rapids, Minnesota consisting of 63 acres and six buildings with a total of 47,000 square feet, which we use for research and development testing and additional warehousing.
     We believe that our properties are adequately covered by insurance.
Item 3. Legal Proceedings
          None.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Common Stock trades on the Nasdaq Stock Market® under the ticker symbol ASVI. The following represents the high and low sales price for the periods indicated:

Year Ended December 31, 2005	High	Low
First Quarter	$24.03	$18.24
Second Quarter	20.73	16.39
Third Quarter	24.69	19.89
Fourth Quarter	27.38	18.50

Year Ended December 31, 2004	High	Low
First Quarter	$20.75	$13.37
Second Quarter	18.10	14.05
Third Quarter	19.15	14.21
Fourth Quarter	24.89	16.13
     The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.
Holders
     As of February 28, 2006, we had 197 holders of record of our Common Stock (not including beneficial holders). We believe we have approximately 7,000 beneficial holders of our Common Stock.
Dividends
     We have never declared or paid a cash dividend on our Common Stock. We currently intend to retain earnings for use in the operation and expansion of our business.
Purchases of Equity Securities
     The following table provides information about repurchases by us of our Common Stock during the quarter ended December 31, 2005.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	per Share	or Programs (2)	Programs
10/1/05 – 10/31/05	—	—	—	—
11/1/05 – 11/30/05	261	$25.67	—	—
12/1/05 – 12/31/05	—	—	—	—
Total	261	$25.67	—	—

(1)	The total number of shares purchased represents previously owned shares tendered by an optionholder in payment of the exercise price of a stock option.

(2)	We do not currently have a stock repurchase program.

Item 6. Selected Financial Data

(Dollar amounts in thousands,	Year ended December 31,
except per share data)	2005	2004	2003	2002	2001

Net Sales	$245,082	$160,873	$96,387	$44,237	$50,081
Net Earnings	27,898	17,175	8,718	1,353	756
Net Earnings Per Share-Diluted	1.01	.64	.39	.07	.04
Total Assets	183,221	145,275	82,624	57,210	57,941
Long-Term Liabilities	138	1,874	1,845	1,980	2,013
Shareholders’ Equity	158,087	126,071	72,280	50,467	50,571
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We design, manufacture and sell rubber-tracked, all-season vehicles and related accessories and attachments. We also manufacture rubber-tracked undercarriages, which are a primary component on Caterpillar’s MTLs. Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia and New Zealand. The undercarriages sold to Caterpillar are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.
     We experienced a significant increase in sales for the year ended December 31, 2005 due to several reasons as explained below:
•	We believe there is a greater acceptance of rubber track machines in the marketplace as users experience the benefits that a rubber track machine can provide over a standard wheeled machine.

•	The number of companies entering into the rubber track machine market has increased in the last few years, thereby contributing to the increased awareness and market acceptance of the products.

•	We have increased our number of product offerings over the past few years thereby making it easier to attract prospective dealers to carry our Posi-Track product line. In addition, the number of dealers selling our Posi-Track product line has increased over the past few years.

•	The current low interest rate environment has provided for easier financing by end users.

•	Our results of operations for the year ended December 31, 2005 include sales of $24.3 million from Loegering, compared with $6.8 million for the three months ended December 31, 2004. On October 4, 2004, we closed on our acquisition of Loegering in a merger transaction.

•	We believe our sales were benefited in 2005 by approximately $5-6 million of sales to customers in areas of the United States affected by Hurricanes Katrina and Rita.
Critical Accounting Policies
     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition and Accounts Receivable. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We have determined that the time of shipment is the most appropriate point to recognize revenue as the risk of loss passes to the customer when placed with a carrier for delivery (i.e., upon shipment). Any post-sale obligations on our part, consisting primarily of warranty obligations, are estimated and accrued for at the time of shipment. We obtain verbal or written purchase authorizations from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Adjustments to slow moving and obsolete inventories to the lower of cost or market are provided based on historical experience and current product demand. We do not believe our inventories are subject to rapid obsolescence. We evaluate the adequacy of the inventories’ carrying value quarterly.
     Warranties. We provide limited warranties to purchasers of our products which vary by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on our products carry a pro-rated warranty up to 1,500 hours of usage. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.
     Income Taxes. We record income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future.
     Stock-Based Compensation. We account for employee stock-based compensation under the “intrinsic value” method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Pursuant to the provisions of APB 25, we do not record an expense for the value of stock-based awards granted to employees.
     The FASB issued an amendment to SFAS No. 123, Share-Based Payment, (SFAS No. 123R), which is effective for public companies for periods beginning after December 15, 2005. We are required to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We anticipate the effect of adopting this Statement will reduce our diluted earnings per share by approximately $.08 for the year ended December 31, 2006.

Results of Operations
     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross profit	24.6	22.6	21.3
Selling, general and administrative expense	6.7	6.0	6.4
Research and development	0.7	0.7	0.8
Operating income	17.2	16.0	14.0
Net earnings	11.4	10.7	9.0
     The following table sets forth product sales data as a percentage of net sales:

	Year Ended December 31,
	2005	2004	2003
R-Series products	46.3%	47.5%	37.3%
OEM Undercarriages	30.5	33.6	48.1
Parts and other	13.3	14.7	14.6
Loegering	9.9	4.2	0.0
     Net Sales. For the year ended December 31, 2005, net sales increased 52% to $245.1 million, compared with $160.9 million for 2004. This increase was primarily the result of four factors. First, sales of our Posi-Track products increased 45% due to a greater number of Posi-Track dealers in 2005, the addition of one new model, the RCV, which went into production in the second quarter of 2005, and additional sales to the hurricane stricken areas in the United States. The number of Posi-Track dealers increased 20% in 2005, with the majority of dealers added in North America. Second, sales from Loegering, acquired in October 2004, totaled $24.3 million for 2005, compared to $6.8 million for the three month period in 2004. Third, sales of our undercarriages to Caterpillar for use on its MTL product line increased 39% for 2005 compared with 2004 due to greater demand for the MTL products. Finally, sales of service parts and other items increased 48% in 2005 compared to 2004 due primarily to the increased population of machines and undercarriages in service that consume service parts. We anticipate our net sales for 2006 will be in the range of $300-320 million based on our current and projected level of orders for our Posi-Track products and undercarriages and projected future service parts demand.
     Net sales for the year ended December 31, 2004 increased 67% to $160.9 million, compared with $96.4 million for 2003. This increase was primarily the result of four factors. First, sales of our Posi-Track products increased 112% in 2004, due to the addition of two new models in January 2004, a greater number of Posi-Track dealers in 2004 and a full year of sales of the RC-100 in 2004, which was introduced in the first quarter of 2003. Second, sales of MTL undercarriages increased 17% in 2004, due to three models of undercarriages being sold for the first nine months of 2004 and increased market demand. In 2003, one undercarriage model was added during the first quarter and, as such, had sales for only a portion of 2003. Third, sales of service parts more than doubled in 2004 due to a greater number of machines and undercarriages in service. Finally, net sales included $6.8 million of sales from Loegering, which was acquired in October 2004.
     Gross Profit. Gross profit for the year ended December 31, 2005 increased to $60.3 million, compared with $36.4 million for 2004, and the gross profit percentage increased from 22.6% in 2004 to 24.6% in 2005. The increase in gross profit was due primarily to the increased sales we experienced during 2005 as discussed above. The increase in gross profit percentage was due to several offsetting factors. First, we believe the 3% list price increase that was put in place for all Posi-Track machines ordered after February 15, 2005 contributed to the increase in gross profit percentage for 2005. Second, we believe our gross profit percentage increased from a change in the sales mix for 2005. We experienced a greater concentration of sales of higher priced machines, primarily the RCV and the RC-100, in 2005 as compared to 2004. In addition, more of these machines were sold with additional accessories, such as cabs and air conditioning, in 2005 as compared to 2004. Both of these factors increased our gross profit percentage, as these machines and accessories carry a greater than average gross profit percentage. Also contributing to the increase in 2005 was the increase in the sale of service parts, which generally carry a higher gross profit percentage than machines. In addition, the inclusion of Loegering’s sales for the entire 2005 fiscal year helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, when compared with our products. Third, we believe operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. Offsetting these increases were planned decreases in the selling price (and ultimately the gross profit percentage) of undercarriages to Caterpillar on January 1, 2005 for two of the three undercarriage models sold to Caterpillar and service parts as of November 1, 2005. Finally, gross profit percentage was also negatively affected by steel surcharges of $5.6 million in 2005, compared with $2.4 million in 2004. Due to the price changes contained in the Supply Agreement with Caterpillar and based on the anticipated sales mix for 2006, we anticipate our gross profit percentage for 2006 will be in the range of 23.3-23.6%.
     For the year ended December 31, 2004, gross profit increased to $36.4 million, compared with $20.5 million for 2003, and the gross profit percentage increased from 21.3% in 2003 to 22.6% in 2004. The increase in gross profit was due primarily to the increased sales experienced during 2004 as discussed above. The increase in gross profit percentage was due primarily to a shift in the mix of products sold in 2004 as we had increased sales of Posi-Track products in 2004 over 2003. Posi-Track products generally carry a higher gross profit percentage than MTL undercarriages. We also believe our raw material unit cost reduction project initiated in the first quarter of 2004 as well as operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2004. Offsetting these increases were steel surcharges of approximately $2.4 million in 2004. We experienced no steel surcharges in 2003.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.5 million, or 6.7% of net sales, compared with $9.6 million, or 6.0% of net sales, for 2004. The increase was due primarily to the inclusion of Loegering, which does not yet experience the same degree of leverage as we do. Loegering’s selling, general and administrative expenses totaled $4.6 million for 2005, compared with $842,000 for the three months Loegering’s operations were included with ours for 2004. In addition, selling, general and administrative expenses increased due to increase sales commissions from the increased sales of our Posi-Track products of approximately $1.4 million, increased advertising and promotion costs to promote the technology benefits of our products of approximately $661,000 and the overall increase in the volume of our business.
     For the year ended December 31, 2004, selling, general and administrative expenses increased to $9.6 million, or 6.0% of net sales, compared with $6.2 million, or 6.4% of net sales, for 2003. The increase in expenses was due primarily to increased advertising and promotion to promote the technology benefits of our products, increased sales commissions from increased sales of our Posi-Track products, costs related to the acquisition of Loegering, initial compliance costs related to Sarbanes-Oxley implementation and the overall increase in the volume of our business.
     Research and Development. Research and development expenses increased from $1.1 million in 2004 to $1.7 million in 2005. The increase was due to the on-going development of new products (namely the SR-70 and SR-80) and additional applications of our track technology (such as undercarriages for the Vermeer Machines). We also developed a smaller version of the Loegering VTS product, which went into production in the third quarter of 2005. We anticipate our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology and will be approximately 0.7% of net sales in 2006.
     For the year ended December 31, 2004, research and development expenses increased to $1.1 million, compared with $795,000 for 2003. The increase was due primarily to the on-going development of new products, including the RCV, which was introduced in January 2005.
     Other Income (Expense). Other income (expense) was $1.7 million for the year ended December 31, 2005, compared with $737,000 for 2004. This increase was due primarily to greater funds available for investment and increased short-term interest rates in 2005. Funds increased in 2005 due to proceeds received from the exercise of employee stock options and net earnings generated in 2005 and 2004. In addition, Loegering sold the intellectual property and the tangible personal property related to its snowblower product line to Caterpillar in 2005 for $350,000, resulting in a gain of $325,000.
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

     Net Earnings. Net earnings were $27.9 million for the year ended December 31, 2005, compared with $17.2 million for the year ended December 31, 2004. The increase was primarily a result of increased sales with an increased gross profit percentage and increased non-operating income, offset in part by increased operating expenses and a higher effective income tax rate. We anticipate our diluted earnings per share for 2006, before the effect of adopting SFAS No. 123R, Accounting for Stock-Based Compensation, will be in the range of $1.14-$1.23 based on our anticipated sales, gross profit and expense levels for 2006. The impact on diluted earnings per share for the expensing of stock options and other compensation expenses related to this adoption is anticipated to be $.08 per share for 2006.
     For the year ended December 31, 2004, net earnings were $17.2 million, compared with $8.7 million for 2003. The increase was primarily a result of increased sales with an increased gross profit percentage, offset in part by increased operating expenses. We also realized a slightly lower effective income tax rate in 2004 due to increased international sales and increased tax credits from increased research and development expenditures in 2004.
Liquidity and Capital Resources
     For the year ended December 31, 2005, we generated $8.1 million of cash and cash equivalents compared with generating $35,000 of cash and cash equivalents for the year ended December 31, 2004. During 2005, we generated $12.7 million of cash from operations, as increased profitability and increased payables were offset primarily by increased accounts receivables from increased sales and increased raw materials to facilitate expected future production levels and parts sales. We used $5.3 million of cash in investing activities during 2005, as we invested $11.9 million to purchase property and equipment, the majority of which is integral to the manufacturing of certain inventory components. We also purchased $3.3 million of short-term and long-term investments in 2005. This cash use was partially offset by the redemption of certain short-term investments. In 2005, we chose to eliminate the use of auction-rate securities from our investment portfolio, which were classified as short-term investments, and replaced them with short-term tax-exempt investments, which are classified as cash equivalents. Financing activities generated $694,000 of cash from the exercise of stock options by employees and directors, offset by payments made on long-term liabilities in 2005. In December 2005, we exercised our purchase option on the capital lease for our Grand Rapids manufacturing facility with a payment of $1.7 million from available cash.
Table of Contractual Commitments
     The following table represents our contractual obligations at December 31, 2005:

	Payments due by period (000’s omitted)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$116	$40	$76	$—	$—
Capital Lease Obligations	93	31	62	—	—
Operating Leases	216	54	146	16	—
Purchase Obligations	97,300	96,884	416	—	—
Financing Guarantee	35	35	—	—	—

Total	$97,760	$97,044	$700	$16	$—

     Purchase obligations represent the total value of all open purchase orders for the purchase of raw materials and components used in the manufacture of our products as of December 31, 2005. Our financing guarantee is described in Note J to the financial statements filed in connection with this Annual Report on Form 10-K.
Caterpillar Revenue Recognition/Gross Profit
     Through October 31, 2005, we sold our undercarriages and service parts to Caterpillar under the terms of the Alliance Agreement. The Alliance Agreement has been replaced, effective November 1, 2005, with a Supply Agreement as described below.
     Through October 31, 2005, we recognized as sales our cost for the MTL undercarriages, as defined in the Alliance Agreement between us and Caterpillar, plus a portion of the anticipated gross profit that Caterpillar expected to recognize upon sale of the MTLs to Caterpillar dealers, when we shipped undercarriages to Caterpillar. The gross profit percentage that we received for two of the three undercarriages sold to Caterpillar was reduced by 33% on January 1,

2005. The gross profit percentage for the third undercarriage sold to Caterpillar was scheduled to be reduced by 33% effective January 1, 2006, had the Alliance Agreement been extended into 2006.
Caterpillar Supply Agreement
     On September 29, 2005 we signed a five-year Supply Agreement with Caterpillar, effective November 1, 2005. The Supply Agreement replaces the Alliance Agreement, which expired October 31, 2005. The key terms of the Supply Agreement are as follows:
     Scope:
•	Consistent with the original Alliance Agreement, Caterpillar will purchase from us 100% of its undercarriage requirements for current and specified future Caterpillar MTLs, as defined.

•	If Caterpillar chooses to manufacture MTLs outside North America for non-North American markets, Caterpillar will purchase from us 100% of its undercarriage requirements for these MTLs, provided we meet the Capacity Requirements and the Local Requirements, as defined, for the applicable geographic area.

•	Should we choose not to supply undercarriages to Caterpillar for these non-North American sales, we would grant a royalty-bearing license to Caterpillar to use our intellectual property to manufacture undercarriages for use on MTLs manufactured outside North America for the non-North American markets.

•	Caterpillar will continue to purchase 100% of its requirements for proprietary original equipment manufacturer aftermarket service parts from us.

•	We will continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s Multi-Terrain Loaders.

•	We will continue to utilize Caterpillar components in the manufacture of our products.
     Pricing:
•	There was no change to the current MTL undercarriage pricing through December 31, 2005.

•	Starting in 2006, we expect to earn gross profit percentages on the sale of our undercarriages similar to those expected, had the original Alliance Agreement with Caterpillar been extended to 2006.

•	With the expected increased volume of service parts, we have agreed to accept a lower gross margin on the sale of those service parts, effective November 1, 2005.

•	We anticipate the impact of the new Supply Agreement may reduce our overall gross profit percentage for 2006 between zero and two percentage points.
     Term:
•	The Supply Agreement will commence on November 1, 2005 and will continue through November 1, 2010.

•	The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
     Along with the new Supply Agreement, Caterpillar entered into a Registration Rights Agreement with us that provides Caterpillar registration rights for unregistered shares of our Common Stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009.
Vermeer Commercial Alliance Agreement
     On September 23, 2005, we entered into the Vermeer Agreement with Vermeer. Under the Vermeer Agreement, we will be the exclusive supplier of rubber track undercarriages and service parts to Vermeer for use on select products in Vermeer’s line of horizontal directional drills, utility trenchers and other products. The term of the Vermeer Agreement is eight years, with automatic one-year renewal periods unless either party gives the other party at least six months written notice of termination.

Customer Note Receivable
     Included in accounts receivable and other non-current assets at December 31, 2005 is a note receivable for $724,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of February 28, 2006, the customer is current on the amount owed us under this note.
Off-Balance Sheet Arrangements
     We have guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to us by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities since December 31, 2003. The balance of this note at December 31, 2005 was $309,000. As of February 28, 2006, the customer is current on the amounts owed to the finance company under this note.
Relationship with Finance Companies
     In October 2005, we announced we had entered into an agreement with CIT to form ASV Capital, a private label finance program to offer wholesale and retail financing options on the sale of our Posi-Track products. Representatives of ASV and CIT will make joint credit decisions, with CIT retaining the risk of the credit portfolio. We have no ownership in ASV Capital and have no share in the profit or loss of ASV Capital. We have also affiliated ourselves with one other finance company that finances the sale of our products.
     By using these finance companies, we receive payment for our products shortly after their shipment. We pay a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, over a period generally ranging from three to twelve months, depending on the amount of down payment made by the customer. We are also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer. In addition, we offer, from time to time, extended term financing on the sale of certain products to our dealers for periods ranging from 90 days to two years.
New Accounting Pronouncements
     SFAS 123 (Revised 2004) Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value from all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for us beginning January 1, 2006. We anticipate the effect of adopting this Statement will reduce our diluted earnings per share by approximately $.08 for the year ended December 31, 2006.
     SFAS 151 Inventory Costs. This Statement requires the accounting for idle facility expense, freight, handling costs and wasted material be recognized as current period charges. This Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for us beginning January 1, 2006. Management does not believe the adoption of this pronouncement will have a material effect on us.
Stock Split
     On August 25, 2005, we completed a two-for-one stock split. All share data information has been restated to reflect the stock split.
Cash Requirements
     We believe cash expected to be generated from operations and our existing cash, cash equivalents and investments will satisfy our projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.
Forward-Looking Statements
     The statements set forth above under “Results of Operations” and elsewhere in this Annual Report on Form 10-K regarding the effect of new accounting pronouncements, our future sales levels, our sales to Caterpillar, gross profit percentage, earnings per share, new product availability, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines, market acceptance of the machines, deterioration of the general market and economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer and the other factors described in Item 1A. “Risk Factors”. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and do not anticipate making such investments in the future. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, we invest in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.
Item 8. Financial Statements and Supplementary Data
     Financial Statements
     The following financial statements are attached as a separate section on pages F-1 through F-15 following the signature page to this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
     Supplementary Financial Information
     The selected quarterly financial data is included in Note L to the consolidated financial statements filed with this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     Management’s Annual Report on Internal Control over Financial Reporting – Management’s Annual Report on Internal Control over Financial Reporting appears on page F-14.
     Attestation Report of the Registered Public Accounting Firm – The attestation report of Grant Thornton LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on page F-15.
     Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the fourth fiscal quarter of 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 is incorporated by reference to the sections entitled “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
     We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) which applies to our directors, officers and employees. The Code of Ethics is published on our website at www.asvi.com under “Investors Relations — Corporate Governance.” Any amendments to the Code of Ethics and waivers of the Code of Ethics for our Chief Executive Officer, Chief Financial Officer or Controller will be published on our website.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation (other than the section entitled “Compensation Committee Report on Executive Compensation”)”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,950,520	$10.14	3,611,250
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,950,520	$10.14	3,611,250

     The other information required by Item 12 is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated by reference to the sections entitled “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by our Independent Registered Public Accounting Firm” in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     Financial Statements
     The financial statements filed as part of this report are listed under Item 8. in this Annual Report on Form 10-K.
     Financial Statement Schedules
     The following item is attached as a separate section on page S-1following the financial statements included in this Annual Report on Form 10-K:
     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

Exhibits

2.1	Merger Agreement, dated as of October 1, 2004 by and among the Company, Loegering Mfg, Inc., LMI Merger Corp., The Marilyn A. Loegering Revocable Trust and Marilyn A. Loegering (j)

3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (c)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (f)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (g)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1*	1996 Incentive and Stock Option Plan (d)

10.2*	Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (b)

10.3*	Amendment to 1996 Incentive and Stock Option Plan (e)

10.4*	1998 Non-Employee Director Stock Option Plan (e)

10.5*	Amendment to 1998 Non-Employee Director Stock Option Plan (h)

10.6*	2004 Stock Incentive Plan (i)

10.7*	Form of Incentive Stock Option Agreement used for grants made under the Company’s 1996 and 2004 Stock Option Plans (k)

10.8*	Summary of Board of Director Compensation for the Company (l)

10.9**	Purchase Agreement between the Company and Caterpillar Inc. effective November 1, 2005 (n)

10.10	Registration Rights Agreement between the Company and Caterpillar Inc., effective November 1, 2005 (m)

10.11**	Commercial Alliance Agreement between the Company and Vermeer Manufacturing Inc. dated September 23, 2005 (m)

11	Statement re: Computation of Per Share Earnings

21	Subsidiaries

23	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (File No. 33-61284C) filed November 11, 1994.

(c)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(d)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-25620) filed electronically August 13, 1997.

(e)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 1997 (File No. 0-25620) filed electronically April 28, 1998.

(f)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(g)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-25620) filed electronically August 10, 2000.

(i)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 2003 (File No. 0-25620) filed electronically April 29, 2004.

(j)	Incorporated by reference to the Company’s Current Report on Form 8-K (File NO. 0-25620) filed electronically October 7, 2004.

(k)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-25620) filed electronically November 10, 2004.

(l)	Incorporated by reference to the Company’s Current Report on Form 8-K filed electronically on July 18, 2005.

(m)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 0-25620) filed electronically November 9, 2005.

(n)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 (File No. 0-25620) filed electronically November 14, 2005.

*	Indicates management contract or compensation plan or arrangement.

**	Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

A.S.V., Inc.

By: /s/ Gary Lemke	Date: March 14, 2006
Gary Lemke, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Lemke	Date: March 14, 2006
Gary Lemke, Chairman of the Board,
Chief Executive Officer and Director
(principal executive officer)

/s/ Thomas R. Karges	Date: March 15, 2006
Thomas R. Karges, Chief Financial Officer and Secretary
(principal financial officer and
principal accounting officer)

/s/ Jerome T. Miner	Date: March 12, 2006
Jerome T. Miner, Vice-Chairman of the Board and Director

/s/ James H. Dahl	Date: March 15, 2006
James H. Dahl, Director

/s/ Leland T. Lynch	Date: March 13, 2006
Leland T. Lynch, Director

/s/ R. E. Turner, IV	Date: March 13, 2006
R. E. Turner, IV, Director

/s/ Richard A. Benson	Date: March 13, 2006
Richard A. Benson, Director

/s/ Karlin S. Symons	Date: March 13, 2006
Karlin S. Symons, Director

/s/ Bruce D. Iserman	Date: March 10, 2006
Bruce D. Iserman, Director

/s/ Kenneth J. Zika	Date: March 13, 2006
Kenneth J. Zika, Director

A.S.V., Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,517,391	$27,437,885
Short-term investments	1,224,063	9,562,744
Accounts receivable (net of allowance for doubtful accounts of $547,372 in 2005; $295,553 in 2004)
Trade	33,706,550	20,408,436
Caterpillar Inc.	10,086,659	16,023,338
Inventories	52,361,672	34,832,868
Deferred income taxes	3,545,000	1,835,000
Other current assets	1,082,602	1,062,096

Total current assets	137,523,937	111,162,367

PROPERTY AND EQUIPMENT, net	20,907,333	11,108,132

LONG-TERM INVESTMENTS	7,995,029	5,912,747

OTHER NON-CURRENT ASSETS	534,445	703,445

INTANGIBLES, net	7,874,259	8,002,251

GOODWILL	8,385,827	8,385,827

	$183,220,830	$145,274,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$70,665	$189,656
Accounts payable	15,498,464	11,452,026
Accrued liabilities
Warranties	5,076,570	3,078,382
Other	2,194,998	1,416,140
Income taxes payable	854,750	533,995

Total current liabilities	23,695,447	16,670,199

LONG-TERM LIABILITIES, less current portion	138,180	1,873,768

DEFERRED INCOME TAXES	1,300,000	660,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 11,250,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 33,750,000 shares authorized; shares issued and outstanding – 26,988,187 in 2005; 26,673,314 in 2004	269,882	266,734
Additional paid-in capital	92,326,757	88,211,657
Retained earnings	65,490,564	37,592,411

	158,087,203	126,070,802

	$183,220,830	$145,274,769

The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net sales
Trade	$149,881,695	$95,798,150	$44,580,928
Caterpillar Inc.	95,199,981	65,075,170	51,805,648

Total net sales	245,081,676	160,873,320	96,386,576

Cost of goods sold	184,798,696	124,473,593	75,895,524

Gross profit	60,282,980	36,399,727	20,491,052

Operating expenses
Selling, general and administrative	16,468,449	9,604,619	6,177,324
Research and development	1,720,751	1,106,762	794,729

Operating income	42,093,780	25,688,346	13,518,999

Other income (expense)
Interest expense	(108,473)	(124,223)	(129,359)
Interest income	1,372,095	833,307	140,366
Other, net	390,751	27,719	37,897

Income before income taxes	43,748,153	26,425,149	13,567,903

Provision for income taxes	15,850,000	9,250,000	4,850,000

NET EARNINGS	$27,898,153	$17,175,149	$8,717,903

Net earnings per common share
Basic	$1.04	$.67	$.43

Diluted	$1.01	$.64	$.39

Weighted average number of common shares outstanding
Basic	26,820,216	25,471,998	20,437,586

Diluted	27,725,241	26,825,000	22,371,366

The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003

			Additional
	Common stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total
Balance at December 31, 2002	20,127,802	$201,278	$38,566,286	$11,699,359	$50,466,923

Exercise of stock options and warrant, net	2,460,384	24,604	13,740,929	—	13,765,533

Tax benefit from exercise of stock options and warrant	—	—	5,597,000	—	5,597,000

Cost of shares retired	(481,010)	(4,810)	(6,263,028)	—	(6,267,838)

Net earnings	—	—	—	8,717,903	8,717,903

Balance at December 31, 2003	22,107,176	221,072	51,641,187	20,417,262	72,279,521

Issuance of common stock, net of issuance costs	3,936,946	39,370	36,528,759	—	36,568,129

Exercise of stock options, net	780,500	7,806	6,157,845	—	6,165,651

Tax benefit from exercise of stock options	—	—	3,400,000	—	3,400,000

Cost of shares and warrant retired	(151,308)	(1,514)	(9,516,134)	—	(9,517,648)

Net earnings	—	—	—	17,175,149	17,175,149

Balance at December 31, 2004	26,673,314	266,734	88,211,657	37,592,411	126,070,802

Exercise of stock options, net	320,470	3,204	2,661,857	—	2,665,061

Tax benefit from exercise of stock options	—	—	1,570,000	—	1,570,000

Cost of shares retired	(5,597)	(56)	(116,757)	—	(116,813)

Net earnings	—	—	—	27,898,153	27,898,153

Balance at December 31, 2005	26,988,187	$269,882	$92,326,757	$65,490,564	$158,087,203

The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$27,898,153	$17,175,149	$8,717,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,108,551	1,119,610	687,363
Amortization	102,992	25,749	—
Deferred income taxes	(1,070,000)	225,000	(747,000)
Tax benefit from stock option exercises	1,570,000	3,400,000	5,597,000
Gain on sale of product line	(325,000)	—	—
Changes in assets and liabilities, net of effects of purchase of Loegering Mfg, Inc.:
Accounts receivable	(7,361,435)	(19,240,234)	(2,086,645)
Inventories	(17,528,804)	(3,343,439)	5,147,913
Other assets	148,494	2,178,967	(1,767,821)
Accounts payable	4,046,438	3,087,089	3,166,520
Accrued liabilities	2,777,046	1,396,976	562,917
Income taxes	320,755	533,995	—

Net cash provided by operating activities	12,687,190	6,558,862	19,278,150

Cash flows from investing activities:
Purchase of property and equipment	(11,907,752)	(4,653,424)	(1,736,749)
Proceeds from sale of product line	350,000	—	—
Cash paid for purchase of Loegering Mfg. Inc.	—	(3,480,000)	—
Purchase of long-term investments	(2,082,282)	(5,912,747)	—
Purchase of short-term investments	(1,224,063)	(9,562,744)	(2,305,662)
Redemption of short-term investments	9,562,744	2,305,662	739,307

Net cash used in investing activities	(5,301,353)	(21,303,253)	(3,303,104)

Cash flows from financing activities:
Proceeds from long-term liabilities	—	100,000	—
Principal payments on long-term liabilities	(1,854,579)	(736,612)	(128,076)
Principal payments on short-term note payable	—	(3,050,000)	—
Proceeds from issuance of common stock, net	—	21,818,129	—
Proceeds from exercise of stock options and warrant, net	2,665,061	6,165,651	13,765,533
Retirement of common stock and warrant	(116,813)	(9,517,648)	(6,267,838)

Net cash provided by financing activities	693,669	14,779,520	7,369,619

Net increase in cash and cash equivalents	8,079,506	35,129	23,344,665

Cash and cash equivalents at beginning of year	27,437,885	27,402,756	4,058,091

Cash and cash equivalents at end of year	$35,517,391	$27,437,885	$27,402,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$117,632	$130,930	$125,890
Cash paid for income taxes	$15,029,245	$5,044,073	$1,588,252

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for purchase of Loegering Mfg. Inc.	$—	$14,750,000	$—

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
The Company generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. The Company obtains verbal or written purchase authorizations from customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. Sales to customers outside the United States accounted for 6%, 9% and 6% of our net sales in 2005, 2004 and 2003.
Fair Value of Financial Instruments
The financial statements include the following financial instruments: cash equivalents, investments, accounts receivable and accounts payable. At December 31, 2005 and 2004, the fair values of these financial instruments are not significantly different than their balance sheet carrying amounts.
Cash Equivalents
All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2005 and 2004, the Company had cash equivalents of approximately $38,611,000 and $29,711,000, which consisted of two money market accounts and various tax-exempt cash equivalents. The fair value of these investments approximates cost. The Company maintains cash balances at two financial institutions and, at times, these balances may be in excess of federally insured limits.
Investments
Short-term investments consist of a diversified portfolio of taxable and non-taxable securities, which will mature in 2006. The Company considers its short-term investments as “available-for-sale.” At December 31, 2005 and 2004, cost was equal to fair value and no amount was included as a separate component of shareholders’ equity.
Long-term investments consist primarily of U.S. Treasury notes which will mature in 2009. The Company considers its long-term investments as “held-to-maturity.” Management has the intent and ability to hold these investments to maturity. These investments are carried at amortized cost.
Accounts Receivable
The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31,
	2005	2004
Balance, beginning of year	$295,553	$150,000
Loegering acquisition	—	101,694
Bad debt expense	346,308	126,366
Accounts written off	(94,489)	(82,507)

Balance, end of year	$547,372	$295,553

The Company has a note receivable at December 31, 2005 for approximately $724,000 from a customer, which is included in accounts receivable and other non-current assets in the accompanying balance sheet. The note bears interest at 6% and is due in monthly installments through January 2009.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
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
Intangibles
The Company’s intangible assets include patents granted, patent applications, trade name, trade dress and trademarks. All of the intangibles represent the value assigned to the respective assets from the Company’s 2004 acquisition of Loegering Mfg. Inc. Patents granted are being amortized over the remaining life of the patent, ranging from 7 – 16 years. All other intangibles are not being amortized as they are believed to have an indefinite life. Amortization expense was $102,992 for 2005 and $25,749 for 2004.
Expected future amortization of intangible assets is as follows:

Year ended December 31,
2006	$103,000
2007	$103,000
2008	$103,000
2009	$103,000
2010	$103,000
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Loegering Mfg. Inc. The carrying value of goodwill was tested for impairment on an annual basis as of September 30, 2005 or when factors indicating impairment are present.
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
Warranties
The Company provides a limited warranty to purchasers of its products which varies by product. The warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on the Company’s products carry a pro-rated warranty up to 1,500 hours of usage. Provision for estimated warranty costs are recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the warranty liability may be required.
Changes in the Company’s warranty liability are as follows:

	December 31,
	2005	2004
Balance, beginning of year	$3,078,382	$1,341,100

Expense for new warranties issued	5,402,402	3,323,791
Warranty claims	(3,404,214)	(1,586,509)

Balance, end of year	$5,076,570	$3,078,382

Advertising Expense
Advertising is expensed as incurred. Advertising expenses were approximately $1,346,000, $776,000 and $388,000 for 2005, 2004 and 2003, respectively.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005, 2004 and 2003
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
Shipping and Handling Costs
The Company includes shipping and handling (including warehousing) costs incurred in connection with the distribution of replacement parts in selling, general and administrative expenses. Shipping and handling costs were approximately $4,001,000, $2,066,000 and $1,018,000 for 2005, 2004 and 2003, respectively.
Research and Development
All research and development costs are expensed as incurred.
Employee Savings and Profit Sharing Plan
The Company has employee savings and profit sharing plans which permit participant salary deferrals up to certain limits set by law and provides for discretionary Company contributions. The Plan covers employees who have met minimum age and service requirements, as defined in the Plan. Company contributions were approximately $186,000, $94,000 and $49,000 for 2005, 2004 and 2003, respectively.
Stock-Based Compensation
At December 31, 2005, the Company has three stock-based compensation plans, which are described more fully in Note H. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions described in Note H, to its stock-based compensation plans.

	Year ended December 31,
	2005	2004	2003
Net earnings, as reported	$27,898,153	$17,175,149	$8,717,903
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of income taxes	1,668,608	1,649,852	792,140

Pro forma net earnings	$26,229,545	$15,525,297	$7,925,763

Earnings per share:
Basic – as reported	$1.04	$0.67	$0.43

Basic – pro forma	$0.98	$0.61	$0.39

Diluted – as reported	$1.01	$0.64	$0.39

Diluted – pro forma	$0.95	$0.58	$0.35

Net Earnings Per Common Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.
For the years ended December 31, 2005, 2004 and 2003, 905,025, 1,353,002 and 1,933,780 shares, respectively, of common stock equivalents were included in the computation of diluted net earnings per share. There were no anti-dilutive options or warrants outstanding at December 31, 2005, 2004 or 2003.
Reclassifications
Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
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
New Accounting Pronouncements
SFAS 123 (Revised 2004), Share-Based Payment. This revision to Statement No. 123, Accounting for Stock-Based Compensation, requires the fair value of all share-based payment transactions be recognized in the financial statements. SFAS 123 (Revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for the Company beginning January 1, 2006. The Company anticipates the effect of adopting this Statement will reduce its diluted earnings per share figure by approximately $.08 for the year ended December 31, 2006.
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
NOTE B – ACQUISITION
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, October 1, 2004:

Current assets	$7,117,178
Equipment	1,444,396
Non-current assets	122,485
Intangible assets	8,028,000
Goodwill	8,385,827

Total assets acquired	25,097,886

Current liabilities	6,602,505
Long-term debt	265,381

Total liabilities assumed	6,867,886

Net assets acquired	$18,230,000

Of the $8,028,000 of acquired intangible assets, $5,334,000 was assigned to registered trademarks and trade dress and $1,849,000 was assigned to patent applications that are not subject to amortization. The remaining $845,000 was assigned to patents, which are being amortized over their useful lives of 8-17 years.
The following represents the Company’s results of operation as though the acquisition had been completed as of January 1, 2003:

	Year ended December 31,
	2004	2003
Net sales	$171,166,571	$108,760,146

Income before income taxes	25,709,997	14,357,813

Net earnings	$16,720,997	$9,225,813

Net earnings per share

Basic	$0.64	$0.43

Diluted	$0.61	$0.40

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE C – INVENTORIES
     Inventories consist of the following:

	December 31,
	2005	2004
Raw materials, service parts and work- in-process	$42,122,164	$23,630,644
Finished goods	8,921,632	9,647,769
Used equipment held for resale	1,317,876	1,554,455

	$52,361,672	$34,832,868

NOTE D – PROPERTY AND EQUIPMENT
     Property and equipment consist of the following:

	December 31,
	2005	2004
Land	$693,688	$629,929
Buildings and improvements	7,578,441	7,368,316
Tooling	5,103,294	2,659,129
Machinery and equipment	15,844,871	4,034,074
Vehicles	529,800	468,172

	29,750,094	15,159,620

Less accumulated depreciation	8,842,761	4,051,488

	$20,907,333	$11,108,132

NOTE E – LONG-TERM LIABILITIES
Capital Lease Obligations
The Company leases certain real property and vehicles under capital leases. The Company exercised its option to pay off the capital lease for its Grand Rapids manufacturing and office building in December 2005 by making a payment of $1,743,000 to the lessor. The Company has no future lease payments due under this capital lease agreement.
The Company exercised its option to pay off the capital leases for its vehicles in January 2006 by making a payment of $62,000 to the lessor. The Company has no future lease payments due under these capital lease agreements.
Asset cost related to the capital lease were $2,372,096 at December 31, 2004. Accumulated amortization was $457,810 at December 31, 2004.
Other Long-Term Debt
The Company has non-interest bearing notes payable totaling $36,067 and $55,741 at December 31, 2005 and 2004, respectively, secured by vehicles, due in monthly installments through November 2007.
The Company has an unsecured, non-interest bearing note payable of 80,000 and $100,000 at December 31, 2005 and 2004, respectively, due in annual installments of $20,000 through 2009.
NOTE F – INCOME TAXES
     The provision for income taxes consists of the following:

	Year ended December 31,
	2005	2004	2003
Current
Federal	$15,240,000	$8,300,000	$5,143,000
State	1,680,000	725,000	454,000

	16,920,000	9,025,000	5,597,000
Deferred	(1,070,000)	225,000	(747,000)

	$15,850,000	$9,250,000	$4,850,000

Deferred income taxes relate to the tax effect of temporary differences as follows:

	December 31,
	2005	2004
Current Assets:
Allowance for doubtful accounts	$190,000	$100,000
Inventory reserve	970,000	680,000
Accrued warranty	1,865,000	850,000
Inventory capitalization	220,000	205,000
Other reserves and accruals	300,000	—

	$3,545,000	$1,835,000

Long-Term Liabilities:
Depreciation	$1,300,000	$660,000

The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

	2005	2004	2003
Statutory federal rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	2.3	2.0	1.9
Research and development tax credit	(0.3)	(1.2)	(0.4)
Extraterritorial Income
Exclusion	(0.4)	(0.4)	(0.3)
Domestic production activity deduction	(0.7)	—	—
Other	0.3	(0.4)	0.5

	36.2%	35.0%	35.7%

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE F – INCOME TAXES – Continued
The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.
NOTE G – TRANSACTIONS WITH CATERPILLAR
Prior to 2000, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Caterpillar Inc. (“Caterpillar”). Under the terms of the Agreement, Caterpillar acquired, for an aggregate purchase price of $18,000,000, one million newly issued shares of common stock and a warrant to purchase an additional 20,534,254 newly issued shares of common stock at a price of $10.50 per share. The warrant was exercisable at any time through January 2009 subject to partial termination in the event the Company achieves certain financial goals.
As a result of the Agreement, the board of directors was increased with two members nominated by Caterpillar. Caterpillar currently has one board member, although their percentage ownership allows for two members.
The Company and Caterpillar also entered into a Commercial Alliance Agreement pursuant to which Caterpillar will provide the Company with access to its dealer network and will make various management, financial and engineering resources available to the Company. Included in the Commercial Alliance Agreement is a Marketing Agreement which provides, among other things, that the Company will pay Caterpillar a commission equal to 5% of the dealer net price for certain complete machines and 3% for replacement parts and Company-branded attachments for all sales made to Caterpillar dealers. In addition, if the Company’s products are sold under the Caterpillar brand name, the Company will pay Caterpillar a trademark license fee equal to 3% of the net sales of these products to Caterpillar dealers. The Company and Caterpillar also entered into other ancillary agreements for the benefit of both companies. Total commission expense under the agreement was approximately $24,000, $38,000 and $88,000 in 2005, 2004 and 2003, respectively.
In October 2000, the Company completed another Securities Purchase Agreement with Caterpillar in which Caterpillar purchased 1,000,000 newly issued shares of common stock at a price of $9.00 per share. At that time, the Company also amended its original warrant issued to Caterpillar reducing the number of shares of Company common stock available for purchase under the original warrant by 1,000,000 shares.
Also in October 2000, the Company and Caterpillar entered into an Alliance Agreement to jointly develop and manufacture a new product line of Caterpillar rubber track skid steer loaders called Multi-Terrain Loaders, or MTLs. The product line, which includes five models, features Caterpillar’s patented skid steer loader technology and ASV’s patented Maximum Traction Support System ™ rubber track undercarriage. The MTLs are being sold through the Caterpillar dealer network. The Company is manufacturing the undercarriage for use on all of the MTLs. The Alliance Agreement expired October 31, 2005 and has been replace by the Supply Agreement, as described below.
In January 2004, the Company sold 2,080,138 shares of its common stock to Caterpillar at $10.50 per share. These shares were subject to an acceleration notice issued to Caterpillar by the Company in October 2003 in connection with the warrant held by Caterpillar.
Also in January 2004, the Company repurchased the remaining warrant held by Caterpillar for a cash payment of $7.2 million and the issuance of 1,000,000 shares of the Company’s common stock. As a result of these transactions, Caterpillar owned 23.3% of the Company’s outstanding common stock at December 31, 2005.
On September 29, 2005 the Company signed a five-year Supply Agreement with Caterpillar, effective November 1, 2005. The Supply Agreement replaces the Alliance Agreement, which expired October 31, 2005. Under the Supply Agreement, Caterpillar will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and specified future Caterpillar MTLs, as defined, from the Company. The Company will continue to be allowed to sell its rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs and the Company will continue to utilize Caterpillar components in the manufacture of its products. The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010. The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
In connection with the new Supply Agreement entered into with Caterpillar, all agreements previously entered into between the two companies have been terminated.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE G – TRANSACTIONS WITH CATERPILLAR – Continued
Along with the new Supply Agreement, the Company and Caterpillar have also entered into a Registration Rights Agreement that provides Caterpillar registration rights for shares of unregistered ASV common stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar agreed to not sell or dispose of any of its ASV shares prior to January 1, 2009. In addition, as part of the Registration Rights Agreement, Caterpillar retained its ability to designate director nominees to the Company’s Board of Directors in proportion to its ownership of shares in ASV, similar to the rights it held under the Agreement.
The Company purchases parts used in its products from Caterpillar. The Company also reimburses Caterpillar for the salary-related costs of Caterpillar employees that work on the Company’s behalf. In addition, the Company utilizes Caterpillar’s warranty processing system to handle warranty claims on its machines and reimburses Caterpillar for the warranty expense incurred by Caterpillar dealers. During 2005, 2004 and 2003, total parts purchases, salary and warranty reimbursements were approximately $8,412,000, $7,920,000 and $3,994,000, respectively. Also, at December 31, 2005 and 2004, accounts payable to Caterpillar were approximately $1,467,000 and $558,000, respectively.
NOTE H – SHAREHOLDERS’ EQUITY
Stock Option Plans
The Company has two stock option plans under which up to 7,500,000 shares of common stock are available for issuance. Stock options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company’s common stock on the date of grant. Options generally expire seven years from the date of grant. Options granted under the plans are generally exercisable in annual installments, beginning one year from the date of grant.
Director Stock Option Plan
The Company also has a stock option plan under which 900,000 shares of common stock are available for issuance. Stock options may be granted to directors who are not employees of the Company at a price not less than the fair market value of the Company’s common stock on the date of grant. Options expire five years from date of grant and are exercisable in annual installments, beginning one year from the date of grant.
The plan, as amended, provides that each eligible director shall receive an option to purchase 6,000 shares on the first business day of each calendar year.
Option transactions under the plans during each of the three years in the period ended December 31, 2005 are summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2002	2,846,124	$6.84
Granted	1,069,500	4.42
Exercised	(1,785,384)	6.33
Canceled	(14,000)	4.93

Outstanding at December 31, 2003	2,116,240	6.10
Granted	689,500	15.66
Exercised	(780,500)	7.93
Canceled	(33,250)	10.52

Outstanding at December 31, 2004	1,991,990	8.62
Granted	288,000	19.82
Exercised	(320,470)	8.44
Canceled	(9,000)	18.69

Outstanding at December 31, 2005	1,950,520	$10.14

At December 31, 2005, 2004 and 2003, 699,905, 451,250 and 768,500 options were exercisable with a weighted average exercise price of $7.33, $5.83 and $8.43, respectively.
The following information applies to grants that were outstanding at December 31, 2005:

	Options outstanding
		Weighted-
	Number	average	Weighted-
Range of	outstanding	remaining	average
exercise	at	contractual	exercise
prices	period end	life	price
$4.04–6.06	953,020	3.83	$4.56
$6.13-9.19	126,300	1.63	6.82
$14.45-21.67	835,200	5.43	16.47
$22.60	36,000	4.00	22.60

	1,950,520		$10.14

	Options exercisable
Range of	Number	Weighted-
exercise	exercisable at	average
prices	period end	exercise price
$4.04–6.06	426,780	$4.61
$6.13–9.19	126,300	6.82
$14.45–21.67	146,825	15.69

	699,905	$7.33

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE H – SHAREHOLDERS’ EQUITY – Continued
The weighted average fair values of the options granted during 2005, 2004 and 2003 are $17.46, $8.90 and $2.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for all grants in 2005, 2004 and 2003, respectively; zero dividend yield; expected volatility of 39.45%, 52.1% and 44.8%, risk-free interest rate of 4.09%, 3.78% and 3.55% and expected lives of 6.05, 6.92 and 6.95 years.
Shares Repurchased and Retired
In October 2003, the Company authorized a stock buy-back program under which the Company could repurchase up to $10,000,000 of its common stock on the open market. The Company funded the repurchases with available funds. The repurchase program expired in October 2004 and was not renewed. Under this program, the Company repurchased 132,000 shares of its common stock, at an aggregate cost of approximately $1.9 million.
During 2003, in connection with previous repurchase agreements, the Company repurchased 26,200 shares of its common stock, at an aggregate cost of approximately $248,000.
NOTE I – RELATED PARTY TRANSACTION
The Company uses a public relations firm that is affiliated with one of the Company’s directors. Total fees paid to this firm in 2005, 2004 and 2003 were approximately $228,000, $153,000 and $157,000, respectively.
NOTE J – FINANCING GUARANTEE
The Company has guaranteed the repayment of a $589,000 note made by one of its customers to a non-affiliated finance company in payment of amounts owed to the Company by this customer. The Company computed the value of the guarantee at $35,000 and recorded this amount as a reduction of net sales for the year ended December 31, 2003. A similar amount has been included in other accrued liabilities at December 31, 2005 and 2004. The outstanding balance of this note was approximately $309,000 as of December 31, 2005.
NOTE K – MAJOR SUPPLIERS
While current vendors are meeting the Company’s quality and performance expectations, the Company believes alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect the Company’s business. The Company believes that a change in suppliers for the majority of component parts could occur without material disruption of the Company’s business. However, certain parts, such as bogie wheels and rubber tracks, have a limited number of vendors and a disruption in supply could affect the Company’s ability to deliver finished goods and replacement parts.
NOTE L – SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
The following table summarizes quarterly, unaudited financial data for 2005 and 2004.

	2005
Quarters	1st	2nd	3rd	4th
(Dollars in thousands, except per share data)
Net sales	$53,180	$56,692	$69,219	$65,991
Gross profit	12,759	13,865	17,287	16,371
Net earnings	5,543	6,184	8,002	8,170
Net earnings per common share
Basic	.21	.23	.30	.30
Diluted	.20	.22	.29	.29

	2004
Quarters	1st	2nd	3rd	4th
(Dollars in thousands, except per share data)
Net sales	$33,054	$39,081	$40,607	$48,131
Gross profit	7,570	8,768	9,304	10,758
Net earnings	3,595	4,182	4,430	4,968
Net earnings per common share
Basic	.14	.17	.18	.19
Diluted	.13	.16	.17	.18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
A.S.V., Inc.
     We have audited the accompanying consolidated balance sheets of A.S.V., Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of A.S.V., Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 15, 2006

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Grant Thornton, LLP, has issued an attestation report on management’s assessment of our system of internal control over financial reporting. This report appears on page F-15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
A.S.V., Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that A.S.V., Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management, is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 15, 2006

A.S.V., Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

	Balance	Additions		Balance
	Beginning	Charged to		End of
Accrued Warranties	of Period	Expense	Deductions (A)	Period
2005	$3,078,382	$5,402,402	$3,404,214	$5,076,570

2004	$1,341,100	$3,323,791	$1,586,509	$3,078,382

2003	$1,091,100	$1,083,269	$833,269	$1,341,100

(A)	Warranty credits issued

S-1

EXHIBIT INDEX

Exhibit		Method of Filing
11	Statement re: Computation of Per Share Earnings	Filed herewith electronically

21	Subsidiaries	Filed herewith electronically

23	Consent of Grant Thornton LLP, independent registered public accounting firm	Filed herewith electronically

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith electronically

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith electronically

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith electronically

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith electronically