Form 10-Q
period 2006-03-31
ASV INC /MN/
filed 2006-05-10
CIK 926763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 28, 2006, 27,163,145 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,034	$35,517
Short-term investments	216	1,224
Accounts receivable, net
Trade	41,615	33,706
Caterpillar Inc.	9,446	10,087
Inventories	61,204	52,362
Deferred income taxes	3,650	3,545
Other current assets	766	1,083

Total current assets	146,931	137,524

PROPERTY AND EQUIPMENT, net	22,045	20,907

LONG-TERM INVESTMENTS	14,199	7,995

OTHER NON-CURRENT ASSET	483	535

INTANGIBLES, net	7,849	7,874

GOODWILL	8,386	8,386

	$199,893	$183,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$40	$71
Accounts payable	19,015	15,498
Accrued liabilities
Warranties	5,431	5,077
Other	2,693	2,195
Income taxes payable	3,459	855

Total current liabilities	30,638	23,696

LONG-TERM LIABILITIES, less current portion	66	138

DEFERRED INCOME TAXES	1,075	1,300

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 11,250,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 33,750,000 shares authorized; shares issued and outstanding - 27,155,008 in 2006; 26,988,187 in 2005	272	270
Additional paid-in capital	95,416	92,327
Retained earnings	72,426	65,490

	168,114	158,087

	$199,893	$183,221

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except earnings per share data)
Three months ended March 31,

	2006	2005
Net sales
Trade	$42,136	$30,242
Caterpillar Inc.	22,741	22,938

Total net sales	64,877	53,180

Cost of goods sold	48,593	40,421

Gross profit	16,284	12,759

Operating expenses
Selling, general and administrative	5,526	3,784
Research and development	348	428

Operating income	10,410	8,547

Other income (expense)
Interest income	465	303
Interest expense	—	(28)
Other, net	16	46

Income before income taxes	10,891	8,868

Provision for income taxes	3,955	3,325

NET EARNINGS	$6,936	$5,543

Net earnings per common share:

Basic	$.26	$.21

Diluted	$.25	$.20

Weighted average number of common shares outstanding:

Basic	27,089,275	26,727,076

Diluted	27,875,219	27,641,794

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
Three months ended March 31,

	2006	2005
Cash flows from operating activities:
Net earnings	$6,936	$5,543
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	651	419
Amortization	25	26
Deferred income taxes	(330)	(425)
Stock-based compensation expense	646	—
Tax benefit from stock option exercises	646	500
Changes in assets and liabilities
Accounts receivable	(7,268)	(200)
Inventories	(8,842)	(11,233)
Other assets	369	235
Accounts payable	3,517	2,892
Accrued liabilities	852	584
Income taxes payable	2,604	2,806

Net cash provided by (used in) operating activities	(194)	1,147

Cash flows from investing activities:
Purchase of property and equipment	(1,789)	(1,033)
Purchase of short-term investments	(112)	(108)
Purchase of long-term investments	(6,204)	(5)
Redemption of short-term investments	1,120	8,461

Net cash provided by (used in) investing activities	(6,985)	7,315

Cash flows provided by financing activities:
Principal payments on long-term liabilities	(103)	(42)
Proceeds (costs) from issuance of common stock, net	—	(23)
Proceeds from exercise of stock options, net	1,388	854
Excess tax benefit from stock option exercises	464	—
Retirement of common stock and warrant	(53)	(110)

Net cash provided by financing activities	1,696	679

Net increase (decrease) in cash and cash equivalents	(5,483)	9,141

Cash and cash equivalents at beginning of period	35,517	27,438

Cash and cash equivalents at end of period	$30,034	$36,579

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$28

Cash paid for income taxes	$571	$492
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2006
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited, consolidated financial statements follows:
Principles of Consolidation
     The consolidated financial statements include the accounts of A.S.V., Inc. (ASV or the Company) and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
     ASV generally recognizes revenue on its product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We consider delivery to have occurred at the time of shipment.
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
Warranties
     We provide a limited warranty to our customers. Provision for estimated warranty costs is recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability may be required.
Changes in our warranty liability are as follows:

	March 31,
	2006	2005
	(In thousands)
Balance, beginning of period	$5,077	$3,078
Expense for new warranties issued	1,475	982
Warranty claims	(1,121)	(563)

Balance, end of period	$5,431	$3,497

Reclassification
     Certain 2005 balance sheet amounts have been reclassified to conform with the 2006 financial statement presentation, with no effect on previously reported operating results.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2. INVENTORIES
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials, service parts and work-in-process	$47,306	$42,122
Finished goods	12,572	8,922
Used equipment held for resale	1,326	1,318

	$61,204	$52,362

NOTE 3. STOCK-BASED COMPENSATION
     At March 31, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of 5-7 years and provide for accelerated vesting if there is a change in control, as defined. At March 31, 2006, we have 3,611,000 shares available for future grant under our three stock option plans.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. For the three months ended March 31, 2006, we recorded compensation expense of $646,000 ($411,000 net of income taxes) related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package, but instead will be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three months ended March 31, 2006, we accrued $82,000 ($52,000 net of income taxes) towards these bonuses, which has been included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 for the three months ended March 31, 2006.
     Prior to adopting SFAS 123R, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006, $464,000 of such excess tax benefits was classified as financing cash flows. The total income tax benefit from the exercise of stock options was $1,110,000 and $500,000 for the three months ended March 31, 2006 and 2005, respectively.
     We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At March 31, 2006, we had $6,756,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 2.0 years.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION — continued
     The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year.

Three months ended
March 31, 2005
(In thousands,
except share data)
Net earnings, as reported	$5,543
Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(401)

Pro forma net earnings	$5,142

Earnings per share:
Basic – as reported	$.21

Basic – pro forma	$.19

Diluted – as reported	$.20

Diluted – pro forma	$.19

     We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the three months ended March 31, 2006 and 2005 were $10.18 and $8.47, respectively. The fair value of options at the date of grant and the assumptions used to determine such values are indicated in the following table:

	Three months ended
	March 31,
	2006	2005
Risk-free interest rate	4.69%	4.11%
Expected volatility	35.03%	39.45%
Expected life (in years)	3.75	6.10
Dividend yield	—	—
     The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rate as the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of our common stock. We have not historically issued any dividends and do not expect to in the future. In 2006, we reduced the contractual life of all newly granted stock options to our employees from 7 years to 5 years.
     Option transactions under the plans during the three months ended March 31, 2006 are summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	1,950,520	$10.14
Granted	197,500	30.61
Exercised	(168,670)	8.23
Canceled	(7,000)	17.25

Outstanding at March 31, 2006	1,972,350	$12.33

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION — continued
     The following information applies to grants that were outstanding at March 31, 2006:

	Options Outstanding
		Weighted-
	Number	average	Weighted-
Range of	outstanding	remaining	average
exercise	at	contractual	exercise
prices	period end	life	price
$4.04-6.06	864,500	3.62	$4.56
$6.13-9.19	90,300	1.49	6.67
$14.45-21.67	784,050	5.19	16.48
$22.60-32.22	233,500	4.76	29.36

	1,972,350		$12.33

	Options exercisable
Range of	Number	Weighted-
exercise	exercisable at	average
prices	period end	exercise price
$4.04-6.06	625,761	$4.62
$6.13-9.19	90,300	6.67
$14.45-21.67	251,800	16.41
$22.60-32.22	9,000	22.60

	976,861	$8.02

NOTE 4. NEW ACCOUNTING PRONOUNCEMENT — SFAS 151, INVENTORY COSTS
     On January 1, 2006, we adopted SFAS 151, Inventory Costs (SFAS 151). This statement requires the accounting for idle facility expense, freight, handling costs and wasted material be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for us beginning January 1, 2006. The adoption of SFAS 151 on January 1, 2006 had no material effect on our financial statements.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We design, manufacture and sell rubber-tracked, all-season vehicles and related accessories and attachments. We also manufacture rubber-tracked undercarriages, which are a primary component on Caterpillar Inc.’s Multi-Terrain Loaders (MTLs). Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping, forestry and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia and New Zealand. The undercarriages sold to Caterpillar Inc. (Caterpillar) are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.
     We experienced increased sales for the three months ended March 31, 2006 due primarily to the reasons as explained below:
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
     Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. For the three months ended March 31, 2006, we recorded compensation expense of $646,000 ($411,000 net of income taxes) related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package, but instead will be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three months ended March 31, 2006, we accrued $82,000 ($52,000 net of income taxes) towards these bonuses, which has been included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 for the three months ended March 31, 2006.
Results of Operations
     The following table sets forth certain Statements of Earnings data as a percentage of net sales:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Gross profit	25.1	24.0
Selling, general and administrative	8.5	7.1
Research and development	0.5	0.8
Operating income	16.0	16.1
Net earnings	10.7	10.4
     Net Sales. For the three months ended March 31, 2006, net sales increased 22% to $64.9 million, compared with $53.2 million for the same period in 2005. This increase was primarily the result of four factors. First, sales of our machines increased 45% due to a 25% increase in the number of ASV dealers at March 31, 2006 as compared to March 31, 2005, the addition of the SR-80 to the ASV product line in March 2006 and an increased concentration of higher-priced machines sold in the first quarter of 2006 compared to the same period in 2005. Sales of ASV machines represented 48%, or $31.4 million, of our sales in the first quarter of 2006, compared with 41%, or $21.6 million, in the first quarter of 2005. Second, sales of Loegering Mfg. Inc.’s (Loegering) products totaled $8.5 million for the first quarter of 2006, or 13% of net sales, compared with $6.4 million, or 12% of net sales, for the first quarter of 2005, due to increased product offerings and greater acceptance of the Versatile Track System. Third, sales of original equipment manufacturer (OEM) undercarriages increased 11% in the first quarter of 2006 compared with the same period in 2005. This increase was due primarily to increased production of Caterpillar’s MTLs, which utilize our undercarriages. In addition, we began selling undercarriages to Vermeer Manufacturing Inc. (Vermeer) for incorporation on their trenchers and horizontal directional drills in the first quarter of 2006. Sales of OEM undercarriages represented 30%, or $19.4 million, of our sales in the first quarter of 2006, compared with 33%, or $17.5 million, in the first quarter of 2005. Offsetting these increases was a decrease in the sale of parts and other items. For the three months ended March 31, 2006, parts and other items represented 8.5% of net sales, or $5.5 million, compared with 14.5% of net sales, or $7.7 million, for the same period in 2005. We believe this decrease was due to the uneven nature of OEM service parts orders we experience. We anticipate our net sales for 2006 will be in the range of $300-320 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and projected future service parts demand.
     Gross Profit. Gross profit for the three months ended March 31, 2006 increased to $16.3 million, compared with $12.8 million for the same period in 2005, and the gross profit percentage increased to 25.1% in 2006 compared with 24.0% in 2005. The increase in gross profit was due primarily to the increased sales experienced during the first quarter of 2006. The increase in gross profit percentage was due to several offsetting factors. First, we believe the 3% list price increase that was put in place for all ASV machines ordered after February 15, 2005 contributed to the increase in gross profit percentage for 2006. Second, we believe a change in the sales mix of machines sold in 2006 caused our gross profit percentage to increase. We experienced a greater concentration of sales of higher priced machines in 2006 as compared to 2005. In addition, more of these machines were sold with additional accessories, such as cabs and air conditioning, in 2006 as compared to 2005. Both of these factors increased our gross profit percentage, as these machines and accessories carry a greater than average gross profit percentage. Also contributing to the increase in 2006 was the increase in Loegering’s sales as those products carry a higher gross profit percentage, on average, when compared with our products. We also believe operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2006. Offsetting these increases were planned decreases in the selling price (and ultimately the gross profit percentage) of one model undercarriage we sell to Caterpillar on January 1, 2006 and service parts we sell to Caterpillar as of November 1, 2005. Finally, gross profit percentage was also negatively affected by increased steel surcharges for the three months ended March 31, 2006, compared with the same period in 2005. Based on our anticipated sales levels for 2006, we anticipate our gross profit percentage for fiscal 2006 to be in the range of 24.0-24.5%.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $3.8 million, or 7.1% of net sales, in the first quarter of 2005, to $5.5 million, or 8.5% of net sales, in the first quarter of 2006. The increase was due primarily to the inclusion of $728,000 of stock-based compensation related expenses due to the adoption of SFAS 123R on January 1, 2006. In addition, we experienced increases in sales-related expenses, the addition of personnel to facilitate our increased growth and an increased in the overall level of expenses due to higher volume in 2006. We anticipate our selling, general and administrative expenses, including stock-based compensation related expenses, will be in the range 7.4-7.8% of net sales for fiscal 2006.
     Research and Development. Research and development expenses decreased from $428,000 in the first quarter of 2005 to $348,000 in the first quarter of 2006. The decrease was due to the completion of much of the development work related to our SR-70 and SR-80 products in late 2005. The Company anticipates its future spending on research and development activities will focus on additional product offerings and additional applications of its track technology and will approximate 0.7% of net sales for fiscal 2006.
     Other Income (Expense). For the three months ended March 31, 2006, other income was $481,000, compared with $321,000 for the first quarter of 2005. This increase was due primarily to greater interest income from increased short-term interest rates in 2006. In addition, we had no interest expense in 2006 as we paid off all our interest-bearing debt in late 2005 and early 2006 with available funds.
     Net Earnings. For the first quarter of 2006, net earnings were $6.9 million, compared with net earnings of $5.5 million for the first quarter of 2005. The increase was primarily a result of increased sales with an increased gross profit percentage and increased non-operating income, offset in part by increased operating expenses. Based on our anticipated sales, gross profit and expense levels for 2006, we anticipate our diluted earnings per share will be in the range of $1.10-$1.20. This estimate includes stock-based compensation related expenses of $.08 per diluted share.
Liquidity and Capital Resources
     For the quarter ended March 31, 2006, our cash and cash equivalents decreased $5.5 million, compared with an increase of $9.1 million of cash and cash equivalents for the quarter ended March 31, 2005. During the first quarter of 2006, we used $194,000 of cash and cash equivalents from operations as increased profitability and increased current liabilities were offset by increases in accounts receivable and inventories. In 2006, we used $7.0 million of cash and cash equivalents when we purchased long-term investments and increased our investment in property and equipment. This compares to generating $7.3 million of cash and cash equivalents in 2005, as we chose to eliminate the use of auction-rate securities from our investment portfolio, which were classified as short-term investments, and replaced them with short-term tax-exempt investments, which are classified as cash equivalents. Financing activities generated an additional $1.7 million in 2006, compared with $0.7 million in 2005, due primarily to the exercise of employee and director stock options.
Customer Note Receivable
     Included in accounts receivable and other non-current assets at March 31, 2006 is a note receivable for $679,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of April 28, 2006, the customer is current on the amount owed us under this note.
Off-Balance Sheet Arrangements
     We have guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to us by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities since December 31, 2003. As of April 28, 2006, the customer is current on the amount owed to the finance company under this note of approximately $246,000.
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
Facility Expansion
     In March 2006, we announced plans to expand our Grand Rapids, Minnesota manufacturing facility. Under the plan, we intend to approximately double the size of our current machine production facility with a 120,000 square foot addition. Construction on the expansion is expected to begin in the second quarter of 2006, with completion targeted for late 2006. The estimated cost to construct and equip the facility addition is expected to be in the range of $5.0 to $5.5 million. We anticipate funding this expenditure with available cash.
Cash Requirements
     We believe cash expected to be generated from operations and our existing cash, cash equivalents and investments will satisfy our projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.

Stock Based Compensation
     At March 31, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of 5-7 years and provide for accelerated vesting if there is a change in control, as defined. At March 31, 2006, we have 3,611,000 shares available for future grant under our three stock option plans.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. For the three months ended March 31, 2006, we recorded compensation expense of $646,000 ($411,000 net of income taxes) related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package, but instead will be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three months ended March 31, 2006, we accrued $82,000 ($52,000 net of income taxes) towards these bonuses, which has been included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 for the three months ended March 31, 2006.
     Prior to adopting SFAS 123R, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006, $464,000 of such excess tax benefits was classified as financing cash flows. The total income tax benefit from the exercise of stock options was $1,110,000 and $500,000 for the three months ended March 31, 2006 and 2005, respectively.
     We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At March 31, 2006, we had $6,756,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 2.0 years.
New Accounting Pronouncement
     On January 1, 2006, we adopted SFAS 151, Inventory Costs (SFAS 151). This statement requires the accounting for idle facility expense, freight, handling costs and wasted material be recognized as current period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for us beginning January 1, 2006. The adoption of SFAS 151 on January 1, 2006 had no material effect on our financial statements.
Forward-Looking Statements
     The statements set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report regarding the effect of new accounting pronouncements, our future sales levels, gross profit percentage, earnings per share, expense levels, liquidity and our facility expansion are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines, market acceptance of the machines, deterioration of the general market and economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the first fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          None
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases by us of our Common Stock during the quarter ended March 31, 2006.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased (1)	per Share	or Programs (2)	Programs
1/1/06 – 1/31/06	1,849	$28.56	—	—
2/1/06 – 2/28/06	—	—	—	—
3/1/06 – 3/31/06	—	—	—	—
Total	1,849	$28.56	—	—

(1)	The total number of shares purchased represents previously owned shares of our Common Stock tendered by an optionholder in payment of the exercise price of an option.

(2)	We do not currently have a repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Second Restated Articles of Incorporation of the Company (a)

3.1a	Amendment to Second Restated Articles of Incorporation of the Company filed January 6, 1997 (b)

3.1b	Amendment to Second Restated Articles of Incorporation of the Company filed May 4, 1998 (c)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (d)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Description of the Company’s 2006 Bonus Plan for certain executive officers (e)

10.2	Employment and Supplement Executive Retirement Pay Agreement between Mark Glasnapp and the Company, effective as of July 12, 2004 (f)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.1a to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-25620) filed electronically March 28, 1997.

(c)	Incorporated by reference to Exhibit 3.1b to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25620) filed electronically August 12, 1998.

(d)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(e)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed electronically on April 17, 2006.

(f)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed electronically on May 8, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.

Dated: May 10, 2006	By	/s/ Gary Lemke

Gary Lemke
Chief Executive Officer
(duly authorized officer)

Dated: May 10, 2006	By	/s/ Thomas R. Karges

Thomas R. Karges
Chief Financial Officer
(principal financial and accounting officer)