Form 10-Q
period 2006-06-30
ASV INC /MN/
filed 2006-08-09
CIK 926763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 31, 2006, 26,667,020 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,027	$35,517
Short-term investments	217	1,224
Accounts receivable, net
Trade	41,012	33,706
Caterpillar Inc.	10,245	10,087
Inventories	64,953	52,362
Deferred income taxes	3,860	3,545
Other current assets	2,287	1,083

Total current assets	141,601	137,524

PROPERTY AND EQUIPMENT, net	22,605	20,907

LONG-TERM INVESTMENTS	14,185	7,995

OTHER NON-CURRENT ASSET	426	535

INTANGIBLES, net	7,823	7,874

GOODWILL	8,386	8,386

	$195,026	$183,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$40	$71
Accounts payable	18,162	15,498
Accrued liabilities
Warranties	6,013	5,077
Other	2,871	2,195
Income taxes payable	—	855

Total current liabilities	27,086	23,696

LONG-TERM LIABILITIES, less current portion	53	138

DEFERRED INCOME TAXES	1,230	1,300

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 70,000,000 shares authorized; shares issued and outstanding — 26,664,895 in 2006; 26,988,187 in 2005	267	270
Additional paid-in capital	86,363	92,327
Retained earnings	80,027	65,490

	166,657	158,087

	$195,026	$183,221

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except earnings per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales
Trade	$49,550	$37,565	$91,686	$67,807
Caterpillar	22,599	19,127	45,340	42,065

Total net sales	72,149	56,692	137,026	109,872

Cost of goods sold	55,133	42,826	103,726	83,247

Gross profit	17,016	13,866	33,300	26,625

Operating expenses:
Selling, general and administrative	5,221	3,900	10,747	7,684
Research and development	431	440	779	868

Operating income	11,364	9,526	21,774	18,073

Other income (expense)
Interest income	438	326	903	629
Interest expense	—	(28)	—	(56)
Other, net	(6)	5	10	51

Income before income taxes	11,796	9,829	22,687	18,697

Income taxes	4,195	3,645	8,150	6,970

NET EARNINGS	$7,601	$6,184	$14,537	$11,727

Net earnings per common share

Basic	$.28	$.23	$.54	$.44

Diluted	$.28	$.22	$.52	$.42

Weighted average number of common shares outstanding

Basic	26,996,267	26,787,204	27,042,771	26,757,140

Diluted	27,526,027	27,610,372	27,700,623	27,626,082

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$14,537	$11,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,368	909
Amortization	51	51
Deferred income taxes	(385)	(550)
Stock-based compensation expense	1,423	—
Tax benefit from stock option exercises	1,175	630
Changes in assets and liabilities
Accounts receivable	(7,464)	395
Inventories	(12,591)	(17,413)
Other assets	(1,095)	370
Accounts payable	2,664	3,000
Accrued liabilities	1,612	1,296
Income taxes payable	(855)	(328)

Net cash provided by operating activities	440	87

Cash flows from investing activities:
Purchase of property and equipment	(3,066)	(10,371)
Purchase of short-term investments	(113)	(108)
Purchase of long-term investments	(6,190)	(2,080)
Redemption of short-term investments	1,120	9,461

Net cash used in investing activities	(8,249)	(3,098)

Cash flows provided by financing activities:
Principal payments on long-term liabilities	(116)	(97)
Costs from issuance of common stock	—	(36)
Proceeds from exercise of stock options, net	1,486	1,160
Retirement of common stock	(10,051)	(110)

Net cash provided by (used in) financing activities	(8,681)	917

Net decrease in cash and cash equivalents	(16,490)	(2,094)

Cash and cash equivalents at beginning of period	35,517	27,438

Cash and cash equivalents at end of period	$19,027	$25,344

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$57

Cash paid for income taxes	$9,767	$7,236
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited, consolidated financial statements follows:
Principles of Consolidation
     The consolidated financial statements include the accounts of A.S.V., Inc. and our wholly-owned subsidiaries, collectively referred to herein as “ASV”, the “Company”, “we”, “us”, or “our.”. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
     ASV recognizes revenue on its product sales when persuasive evidence of an arrangement exists, product has shipped from our plant to the customer, the price is fixed or determinable and collectibility is reasonably assured.
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
     Changes in our warranty liability are as follows:

	June 30,
	2006	2005
	(In thousands)
Balance, beginning of period	$5,431	$3,006
Expense for new warranties issued	1,922	1,018
Warranty claims	(1,340)	(538)

Balance, end of period	$6,013	$3,486

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Reclassification
     Certain 2005 balance sheet amounts have been reclassified to conform with the 2006 financial statement presentation, with no effect on previously reported operating results.
NOTE 2. INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials, service parts and work-in-process	$51,864	$42,122
Finished goods	11,840	8,922
Used equipment held for resale	1,249	1,318

	$64,953	$52,362

NOTE 3. STOCK-BASED COMPENSATION
     At June 30, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five to seven years and provide for accelerated vesting if there is a change in control, as defined. At June 30, 2006, we had 3,346,000 shares available for future grant under our three stock option plans.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. For the three and six months ended June 30, 2006, we recorded compensation expense of $776,000 and $1,423,000 ($500,000 and $912,000 net of income taxes) related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package but instead will be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three and six months ended June 30, 2006, we accrued $82,000 and $163,000 ($52,000 and $104,000 net of income taxes) towards these bonuses, which has been included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 and $.04 for the three and six months ended June 30, 2006.
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
     Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities. For the six months ended June 30, 2006, there were no such excess tax benefits that were required to be classified as cash flows from financing activities. The total income tax benefit from the exercise of stock options was $1,175,000 and $630,000 for the six months ended June 30, 2006 and 2005.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION-continued
     We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At June 30, 2006, we had $6,647,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.8 years.
     The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(In thousand, except share data)
Net earnings, as reported	$6,184	$11,727
Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(418)	(820)

Pro forma net earnings	$5,766	$10,907

Earnings per share:
Basic — as reported	$.23	$.44

Basic — pro forma	$.22	$.41

Diluted — as reported	$.22	$.42

Diluted — pro forma	$.21	$.39

     We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the six months ended June 30, 2006 and 2005 were $10.32 and $8.73, respectively. The fair value of options at the date of grant and the assumptions used to determine such values are indicated in the following table:

	Six months ended
	June 30,
	2006	2005
Risk-free interest rate	4.73%	4.09%
Expected volatility	34.95%	39.45%
Expected life (in years)	3.75	6.05
Dividend yield	—	—
     The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rate as of the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on an historical measure of the volatility of our common stock. We have not historically issued any dividends and do not expect to in the future. In 2006, we reduced the contractual life of all newly granted stock options to our employees from seven years to five years.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION-continued
     Option transactions under the plans during 2006 are summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	1,950,520	$10.14
Granted	197,500	30.61
Exercised	(168,670)	8.23
Canceled	(7,000)	17.25

Outstanding at March 31, 2006	1,972,350	$12.33
Granted	75,000	29.59
Exercised	(8,887)	11.49
Canceled	(500)	32.22

Outstanding at June 30, 2006	2,037,963	$13.07

     The following information applies to grants that were outstanding at June 30, 2006:

	Options Outstanding
		Weighted-
	Number	average	Weighted-
Range of	outstanding	remaining	average
exercise	at	contractual	exercise
prices	period end	life	price
$ 4.04—6.06	860,050	3.37	$4.56
$ 6.13—9.19	90,300	1.24	6.67
$14.45—21.67	779,613	4.94	16.73
$22.60—32.22	308,000	4.58	29.41

	2,037,963		$13.07

	Options exercisable
Range of	Number	Weighted-
exercise	exercisable at	average
prices	period end	exercise price
$ 4.04—6.06	621,311	$4.62
$ 6.13—9.19	90,300	6.67
$14.45—21.67	252,738	16.55
$22.60—32.22	9,000	22.60

	973,349	$8.08

NOTE 4. BUILDING EXPANSION PROJECT
     In March 2006, we announced our plan to expand our Grand Rapids, Minnesota production facility. Under the plan, we intend to approximately double the size of our current machine production facility with a 120,000 square foot addition. The projected cost to construct and equip the facility is currently estimated at $6.0 to $6.5 million. Site work for the addition began in early May with completion expected to be in late 2006. We anticipate funding this expenditure with available cash.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5. STOCK BUYBACK PROGRAM
     In May 2006, we announced the implementation of a $10 million stock buyback program. As of June 30, 2006, the full $10 million had been expended, as we repurchased 499,000 shares under the program. We used existing cash to fund the buyback program.

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
     We experienced increased sales for the six months ended June 30, 2006 due primarily to the reasons as explained below:
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
     Revenue Recognition and Accounts Receivable. Revenue is recognized when persuasive evidence of an arrangement exists, product has shipped from our plant to the customer, the price is fixed or determinable and collectibility is reasonably assured. We have determined that the time of shipment is the most appropriate point to recognize revenue as the risk of loss passes to the customer when placed with a carrier for delivery (i.e., upon shipment). Any post-sale obligations on our part, consisting primarily of warranty obligations, are estimated and accrued for at the time of shipment. We obtain verbal or written purchase authorizations from customers for a specified amount of product at a specified price. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. For the three and six months ended June 30, 2006, we recorded compensation expense of $776,000 and $1,423,000 ($500,000 and $912,000 net of income taxes) related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package but instead will be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three and six months ended June 30, 2006, we accrued $82,000 and $163,000 ($52,000 and $104,000 net of income taxes) towards these bonuses, which has been included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 and $.04 for the three and six months ended June 30, 2006.
Results of Operations
     The following table sets forth certain Statements of Earnings data as a percentage of net sales:
          The following table sets forth certain Statement of Earnings data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6	24.5	24.3	24.2
Selling, general and administrative	7.2	6.9	7.8	7.0
Research and development	0.6	0.8	0.6	0.8
Operating income	15.8	16.8	15.9	16.4
Net earnings	10.5	10.9	10.6	10.7
     For the three months ended June 30, 2006 and 2005.
     Net Sales. For the three months ended June 30, 2006, net sales increased 27% to $72.1 million, compared with $56.7 million for the same period in 2005. This increase was primarily the result of four factors. First, sales of our machines increased 36% due to the addition of the SR-70 to the ASV product line in May 2006, a full quarter of sales of the SR-80 machine, a 25% increase in the number of ASV dealers at June 30, 2006 as compared to June 30, 2005 and a greater concentration of larger machines sold in the second quarter of 2006 compared to the same period in 2005. Sales of ASV machines represented 54.1%, or $39.0 million, of our sales in the second quarter of 2006, compared with 50.6%, or $28.7 million, in the second quarter of 2005. Second, sales of service parts and other items increased 34% in the second quarter of 2006, to $8.5 million, or 11.8% of net sales, compared with $6.4 million, or 11.2% of net sales, in the similar period last year. Driving this increase was a combination of a greater number of ASV machines in the field and the timing of original equipment manufacturer (OEM) blanket orders, offset in part by greater longevity of our undercarriage components and the implementation of lower Caterpillar parts pricing effective November 2005. Third, sales of products of Loegering Mfg. Inc. (Loegering) totaled $7.1 million for the second quarter of 2006, or 9.8% of net sales, compared with $4.9 million, or 8.6% of net sales, for the second quarter of 2005. This increase was due to Versatile Track System (VTS) product line sales which more than doubled and offset an expected decline in the sale of over-the-tire steel tracks. The VTS rubber track undercarriage product line accounted for 79% of Loegering’s net sales in the second quarter of 2006, compared with 55% of Loegering’s net sales in the second quarter of 2005. Finally, our OEM undercarriage sales, which include sales to both Caterpillar and Vermeer Manufacturing Inc. (Vermeer), increased 4% for the second quarter of 2006, totaling $17.5 million, or 24.3% of net sales, compared with $16.8 million, or 29.6% of net sales, for the second quarter of 2005. Second quarter 2006 OEM undercarriage sales increased even with the planned price reduction on one model of Caterpillar MTL undercarriage on January 1, 2006.
     Gross Profit. Gross profit for the three months ended June 30, 2006 increased to $17.0 million, compared with $13.9 million for the same period in 2005, while the gross profit percentage decreased to 23.6% in the second quarter of 2006 compared with 24.5% in the second quarter of 2005. The increase in gross profit was due primarily to the increased sales experienced during the first half of 2006. We believe the decrease in gross profit percentage was primarily due to increased retail finance incentives offered during the quarter, normal start-up inefficiencies experienced during the initial production of the SR-70 and SR-80 and changes in the mix of Loegering sales. In addition, our gross profit percentage was negatively affected by planned decreases in the selling price (and ultimately the gross profit percentage) of one model undercarriage we sell to Caterpillar on January 1, 2006 and service parts we sell to Caterpillar as of November 1, 2005.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $3.9 million, or 6.9% of net sales, in the second quarter of 2005, to $5.2 million, or 7.2% of net sales, in the second quarter of 2006. The increase was due primarily to the inclusion of $858,000 of stock-based compensation related expenses due to the adoption of SFAS 123R on January 1, 2006. In addition, we experienced increases in sales-related expenses, the addition of personnel to facilitate our increased growth and an increase in the overall level of expenses due to higher volumes in 2006.
     Research and Development. Research and development expenses remained relatively constant at $431,000 in the second quarter of 2006 compared to $440,000 in the second quarter of 2005 as we shifted focus from the new SR machines and smaller VTS model to the upcoming launch of the Scout utility vehicle and other research and development related efforts.
     Other Income (Expense). For the three months ended June 30, 2006, other income was $432,000, compared with $303,000 for the second quarter of 2005. This increase was due primarily to greater interest income from increased short-term interest rates in 2006. In addition, we had no interest expense in 2006 as we paid off all our interest-bearing debt in late 2005 and early 2006 with available funds.
     Net Earnings. For the second quarter of 2006, net earnings were $7.6 million, compared with $6.2 million for the second quarter of 2005. The increase was primarily a result of increased sales, increased non-operating income and a slightly lower income tax rate, offset in part by a decreased gross profit percentage and increased operating expenses.
     For the six months ended June 30, 2006 and 2005.
     Net Sales. Net sales for the six months ended June 30, 2006 increased 25% to $137.0 million, compared with $109.9 million for the same period in 2005. This increase was primarily the result of three factors. First, sales of our machines increased 40% due to the addition of the SR-70 and SR-80 to the ASV product line in 2006, a 25% increase in the number of ASV dealers at June 30, 2006 as compared to June 30, 2005 and a greater concentration of larger machines sold in 2006 as compared to 2005. Sales of ASV machines represented 51.4%, or $70.4 million, of our sales in the first half of 2006, compared with 45.8%, or $50.3 million, in the first half of 2005. Second, sales of Loegering’s products totaled $15.6 million for the first half of 2006, or 11.4% of net sales, compared with $11.3 million, or 10.2% of net sales, for the first half of 2005. This increase was due to VTS product line sales which more than doubled and offset an expected decline in the sale of over-the-tire steel tracks. The VTS rubber track undercarriage product line accounted for 75% of Loegering’s net sales in the first half of 2006, compared with 46% of Loegering’s net sales in the first half of 2005. Finally, our OEM undercarriage sales, which include sales to both Caterpillar and Vermeer, increased 8% for the first half of 2006, totaling $37.0 million, or 27.0% of net sales, compared with $34.2 million, or 31.1% of net sales, for the first half of 2005. OEM undercarriage sales in 2006 increased even with the planned price reduction on one model of Caterpillar MTL undercarriage on January 1, 2006. Sales of service parts and other items were $14.0 million for the six months ended June 30, 2006 and 2005 due to a combination of a greater number of ASV machines in the field and the timing of OEM blanket orders, offset in part by greater longevity of our undercarriage components and the implementation of lower Caterpillar parts pricing effective November 2005. We anticipate our net sales for 2006 will be in the range of $280-300 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and projected future service parts demand.
     Gross Profit. For the six months ended June 30, 2006, gross profit increased to $33.3 million, compared with $26.6 million for the same period in 2005, and the gross profit percentage increased to 24.3% in 2006 compared with 24.2% in 2005. The increase in gross profit was due primarily to the increased sales experienced during the first half of 2006. The increase in gross profit percentage was due to several offsetting factors. First, we believe the 3% list price increase that was put in place for all ASV R-Series machines ordered after January 1, 2006 contributed to the increase in gross profit percentage for the first half of 2006. Second, we believe a change in the sales mix of machines sold in 2006 caused our gross profit percentage to increase. We experienced a greater concentration of sales of higher priced machines in 2006 as compared to 2005. In addition, more of these machines were sold with additional accessories, such as cabs and air conditioning, in 2006 as compared to 2005. Both of these factors increased our gross profit percentage, as these machines and accessories carry a greater than average gross profit percentage. Offsetting these increases was a greater use of retail finance incentives offered during the first half of 2006, normal start-up inefficiencies experienced during the initial production of the SR-70 and SR-80 and changes in the mix of Loegering sales. In addition, gross profit percentage was negatively affected by planned decreases in the selling price (and ultimately the gross profit percentage) of one model undercarriage we sell to Caterpillar on January 1, 2006 and service parts we sell to Caterpillar as of November 1, 2005. Based on our anticipated sales levels for 2006, we anticipate our gross profit percentage for fiscal 2006 to be in the range of 23.8-24.3%.
     Selling, General and Administrative. For the six months ended June 30, 2006, selling, general and administrative expenses increased to $10.7 million, or 7.8% of net sales, compared with $7.7 million, or 7.0% of net sales, for the same period in 2005. The increase was due primarily to the inclusion of $1.6 of stock-based compensation related expenses due to the adoption of SFAS 123R on January 1, 2006. In addition, we experienced increases in sales-related expenses, the addition of personnel to facilitate our increased growth and an increase in the overall level of expenses due to higher volumes in 2006. We anticipate our selling, general and administrative expenses, including stock-based compensation related expenses, will be in the range 7.55-7.85% of net sales for fiscal 2006.
     Research and Development. Research and development expenses decreased to $779,000 for the six months ended June 30, 2006, compared with $868,000 for the six months ended June 30, 2005. The decrease was due to our shift in focus from the new SR machines and smaller VTS model to the upcoming launch of the Scout utility vehicle and other research and development related efforts. We anticipate our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology and will approximate 0.7% of net sales for fiscal 2006.
     Other Income (Expense). For the six months ended June 30, 2006, other income (expense) was $913,000, compared with $624,000 for the same period in 2005. This increase was due primarily to greater interest income from increased short-term interest rates in 2006. In addition, we had no interest expense in 2006 as we paid off all our interest-bearing debt in late 2005 and early 2006 with available funds.
     Net Earnings. Net earnings were $14.5 million for the six months ended June 30, 2006, compared with $11.7 million for the six months ended June 30, 2005. The increase was primarily a result of increased sales, increased non-operating income and a lower income tax rate, offset in part by a slightly lower gross profit percentage and increased operating expenses. Based on our anticipated sales, gross profit and expense levels for 2006, we anticipate our diluted earnings per share will be in the range of $1.05-$1.15. This estimate includes stock-based compensation related expenses of $.08 per diluted share.

Liquidity and Capital Resources
     For the six months ended June 30, 2006, our cash and cash equivalents decreased $16.5 million, compared with a decrease of $2.1 million for the six months ended June 30, 2005. During 2006, we generated $440,000 of cash and cash equivalents from operations as increased profitability, non-cash expenses and current liabilities were offset by increases in accounts receivable and inventories. In 2006, we used $8.2 million of cash and cash equivalents in investing activities as we purchased long-term investments and increased our investment in property and equipment. This compares to using $3.1 million of cash and cash equivalents in 2005 in investing activities, as the proceeds generated from the sale of our auction-rate securities in our investment portfolio were used to invest in property and equipment and long-term investments. In 2006, we used $8.7 million of cash and cash equivalents in financing activities as we repurchased $10.0 million of our stock, offset in part by proceeds received from exercise of employee and director stock options. This compares to generating $917,000 of cash and cash equivalents in 2005 primarily from proceeds received from exercise of employee and director stock options.
Customer Note Receivable
     Included in accounts receivable and other non-current assets at June 30, 2006 are the current and long-term portions of a note receivable totaling $636,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of June 30, 2006, the customer had not made its payment due June 30, 2006 but subsequently made this payment in July 2006 within the allowed grace period.
Off-Balance Sheet Arrangements
     We have guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to us by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities since December 31, 2003. As of June 30, 2006, the customer is current on the amount owed to the finance company under this note of approximately $210,000.
Relationship with Finance Companies
     In October 2005, we announced we had entered into an agreement with CIT Group Inc. (CIT) to form ASV Capital, a private label finance program to offer wholesale and retail financing options on the sale of our Posi-Track products. Representatives of ASV and CIT make joint credit decisions, with CIT retaining the risk of the credit portfolio. We have no ownership in ASV Capital and have no share in the profit or loss of ASV Capital. We have also affiliated ourselves with one other finance company that finances the sale of our products.
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
Facility Expansion
     In March 2006, we announced our plan to expand our Grand Rapids, Minnesota production facility. Under the plan, we intend to approximately double the size of our current machine production facility with a 120,000 square foot addition. The projected cost to construct and equip the facility is currently estimated at $6.0 to $6.5 million. Site work for the addition began in early May with completion expected to be in late 2006. We anticipate funding this expenditure with available cash.

Stock Buyback Program
     In May 2006, we announced the implementation of a $10 million stock buyback program. As of June 30, 2006, the full $10 million had been expended, as we repurchased 499,000 shares under the program. We used existing cash to fund the buyback program.
Stock-Based Compensation
     At June 30, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five to seven years and provide for accelerated vesting if there is a change in control, as defined. At June 30, 2006, we had 3,346,000 shares available for future grant under our three stock option plans.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. For the three and six months ended June 30, 2006, we recorded compensation expense of $776,000 and $1,423,000 ($500,000 and $912,000 net of income taxes) related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package but instead will be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three and six months ended June 30, 2006, we accrued $82,000 and $163,000 ($52,000 and $104,000 net of income taxes) towards these bonuses, which has been included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 and $.04 for the three and six months ended June 30, 2006.
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
     Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities. For the six months ended June 30, 2006, there were no such excess tax benefits that were required to be classified as cash flows from financing activities. The total income tax benefit from the exercise of stock options was $1,175,000 and $630,000 for the six months ended June 30, 2006 and 2005.
     We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At June 30, 2006, we had $6,647,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.8 years.
Cash Requirements
     We believe cash expected to be generated from operations and our existing cash, cash equivalents and investments will satisfy our projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.

Forward-Looking Statements
     The statements set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report regarding our future sales levels, gross profit percentage, earnings per share, expense levels, liquidity and facility expansion are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines, market acceptance of the machines, deterioration of the general market and economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer, unanticipated problems or delays in our facility expansion and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.
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
     Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the second fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about repurchases by us of our Common Stock during the quarter ended June 30, 2006:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
4/1/06 — 4/30/06	—	—	—	—
5/1/06 — 5/31/06	282,300	$21.15	282,300	$4,029,561
6/1/06 — 6/30/06	216,700	$18.59	216,700	$1,844
Total	499,000	$20.04	499,000	$1,844
     On May 24, 2006, we announced the implementation of a stock buyback program up to a maximum of $10 million over the next 12 months. As of June 30, 2006, the full $10 million had been expended, as we repurchased 499,000 shares under the program. We used existing cash to fund the buyback program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of A.S.V., Inc. was held on June 2, 2006. Matters submitted at the meeting for vote by the shareholders were as follows:
(a)	Election of Directors.

The following directors were elected at the Annual Meeting, each with the following votes:

	For	Withheld
Richard A. Benson	26,052,246	103,841
James H. Dahl	26,093,927	62,160
Bruce D. Iserman	26,098,015	58,072
Leland T. Lynch	20,149,323	6,006,764
Jerome T. Miner	26,050,640	105,447
Karlin S. Symons	26,097,321	58,766
R. E. “Teddy” Turner, IV	26,093,176	62,911
Kenneth J. Zika	26,098,060	58,027
(b)	Approval of Amendment to the Second Restated Articles of Incorporation.

Shareholders approved the amendment to the Second Restated Articles of Incorporation to increase the number of authorized shares of common stock from 33,750,000 shares to 70,000,000 shares and decrease the number of authorized shares of preferred stock from 11,250,000 shares to 5,000,000 shares with a vote of 21,005,140 shares for, 578,549 shares against, 158,342 shares abstaining and 4,415,056 broker non-votes.

(c)	Ratification of Appointment of Independent Registered Public Accounting Firm.

Shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 with a vote of 26,046,819 shares for, 95,661 shares against and 13,607 shares abstaining.

ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Third Restated Articles of Incorporation of the Company

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (b)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1	Agreement between Caterpillar Inc. and Richard A. Benson, effective as of May 3, 2006 (c)

10.2	Employment and Supplement Executive Retirement Pay Agreement between Mark Glasnapp and the Company, effective as of July 12, 2004 (d)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(c)	Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed electronically on May 8, 2006.

(d)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed electronically on May 8, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.

Dated: August 9, 2006	By /s/ Richard A. Benson Richard A. Benson
Chief Executive Officer
(duly authorized officer)

Dated: August 9, 2006	By /s/ Thomas R. Karges

Thomas R. Karges
Chief Financial Officer
(principal financial and accounting officer)