Form 10-Q
period 2006-09-30
ASV INC /MN/
filed 2006-11-07
CIK 926763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 31, 2006, 26,681,070 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,934	$35,517
Short-term investments	220	1,224
Accounts receivable, net
Trade	40,694	33,706
Caterpillar Inc.	9,823	10,087
Inventories	66,086	52,362
Deferred income taxes	4,175	3,545
Other current assets	966	1,083

Total current assets	141,898	137,524

PROPERTY AND EQUIPMENT, net	27,825	20,907

LONG-TERM INVESTMENTS	14,170	7,995

OTHER NON-CURRENT ASSET	370	535

INTANGIBLES, net	7,797	7,874

GOODWILL	8,386	8,386

	$200,446	$183,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$40	$71
Accounts payable	17,538	15,498
Accrued liabilities
Warranties	5,942	5,077
Other	2,845	2,195
Income taxes payable	—	855

Total current liabilities	26,365	23,696

LONG-TERM LIABILITIES, less current portion	44	138

DEFERRED INCOME TAXES	1,450	1,300

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 70,000,000 shares authorized; shares issued and outstanding - 26,673,220 in 2006; 26,988,187 in 2005	267	270
Additional paid-in capital	87,215	92,327
Retained earnings	85,105	65,490

	172,587	158,087

	$200,446	$183,221

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except earnings per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Trade	$42,209	$42,013	$133,895	$109,820
Caterpillar	20,789	27,206	66,129	69,271

Total net sales	62,998	69,219	200,024	179,091

Cost of goods sold	49,143	51,932	152,869	135,179

Gross profit	13,855	17,287	47,155	43,912

Operating expenses:
Selling, general and administrative	5,817	4,326	16,564	12,010
Research and development	406	453	1,185	1,321

Operating income	7,632	12,508	29,406	30,581

Other income (expense)
Interest income	384	312	1,287	941
Interest expense	—	(30)	—	(86)
Other, net	12	1	22	52

Income before income taxes	8,028	12,791	30,715	31,488

Income taxes	2,950	4,790	11,100	11,760

NET EARNINGS	$5,078	$8,001	$19,615	$19,728

Net earnings per common share

Basic	$.19	$.30	$.73	$.74

Diluted	$.19	$.29	$.72	$.71

Weighted average number of common shares outstanding

Basic	26,669,269	26,849,654	26,918,270	26,787,977

Diluted	26,871,671	27,800,299	27,424,305	27,684,154

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$19,615	$19,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,112	1,505
Amortization	77	77
Deferred income taxes	(480)	(900)
Stock-based compensation expense	2,198	—
Tax benefit from stock option exercises	1,200	860
Changes in assets and liabilities
Accounts receivable	(6,724)	(7,412)
Inventories	(13,724)	(15,827)
Other assets	282	562
Accounts payable	2,040	2,961
Accrued liabilities	1,515	2,216
Income taxes payable	(855)	1,865

Net cash provided by operating activities	7,256	5,635

Cash flows from investing activities:
Purchase of property and equipment	(9,030)	(10,978)
Purchase of short-term investments	(116)	(2,350)
Purchase of long-term investments	(6,175)	(2,081)
Redemption of short-term investments	1,120	9,563

Net cash used in investing activities	(14,201)	(5,846)

Cash flows provided by financing activities:
Principal payments on long-term liabilities	(125)	(147)
Costs from issuance of common stock	—	(36)
Proceeds from exercise of stock options, net	1,538	1,742
Retirement of common stock	(10,051)	(110)

Net cash provided by (used in) financing activities	(8,638)	1,449

Net increase (decrease) in cash and cash equivalents	(15,583)	1,238

Cash and cash equivalents at beginning of period	35,517	27,438

Cash and cash equivalents at end of period	$19,934	$28,676

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$87

Cash paid for income taxes	$11,501	$9,894
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited, consolidated financial statements follows:
Principles of Consolidation
     The consolidated financial statements include the accounts of A.S.V., Inc. and our wholly-owned subsidiaries, collectively referred to herein as “ASV”, the “Company”, “we”, “us”, or “our.” All intercompany accounts and transactions have been eliminated in consolidation.
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
     Changes in our warranty liability are as follows:

	Three Months ended September 30,
	2006	2005
	(In thousands)
Balance, beginning of period	$6,013	$3,486
Expense for new warranties issued	1,332	1,198
Warranty claims	(1,403)	(518)

Balance, end of period	$5,942	$4,166

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
Net Earnings Per Common Share
     Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.
     Summarized below are the number of common stock equivalents that were included in the computation of diluted net earnings per share, along with the number of anti-dilutive options for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Common stock equivalents	202,402	950,645	506,035	896,177
Anti-dilutive options	564,163	—	328,554	109,833
Reclassification
     Certain 2005 balance sheet amounts have been reclassified to conform with the 2006 financial statement presentation, with no effect on previously reported operating results.
NOTE 2. INVENTORIES
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials, service parts and work-in-process	$53,676	$42,122
Finished goods	11,245	8,922
Used equipment held for resale	1,165	1,318

	$66,086	$52,362

NOTE 3. STOCK-BASED COMPENSATION
     At September 30, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five or seven years and provide for accelerated vesting if there is a change in control, as defined. At September 30, 2006, we had 3,351,000 shares available for future grant under our three stock option plans.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. Accordingly, for the three and nine months ended September 30, 2006, we recorded compensation expense of $775,000 and $2,198,000 ($490,000 and $1,403,000 net of income taxes), which has been included in selling, general and administrative expenses. Prior to adopting SFAS 123R, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION — continued
     As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for stock-based compensation by the following amounts:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(In thousands, except share data)
Income from continuing operations before income taxes	$775	$2,198
Income from continuing operations	$775	$2,198
Net income	$490	$1,403
Earnings per share:
Basic and Diluted	$.02	$.05

     In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package but instead may be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three months ended September 30, 2006, we eliminated $163,000 ($104,000 net of income taxes) that had been accrued for bonuses at June 30, 2006 as it appears the financial performance measures will not be met. This amount was included in selling, general and administrative expense. The impact of this, together with the adoption of SFAS 123R, reduced both basic and diluted earnings per share by $.01 and $.05 for the three and nine months ended September 30, 2006.
     Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities and a corresponding operating cash outflow. For the nine months ended September 30, 2006, there were no such excess tax benefits that were required to be classified as cash flows from financing activities. The total income tax benefit from the exercise of stock options was $1,200,000 and $860,000 for the nine months ended September 30, 2006 and 2005.
     We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS123R. At September 30, 2006, we had $5,840,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.7 years.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION — continued
     The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied to the comparable period in the prior fiscal year.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(In thousands, except share data)
Net earnings, as reported	$8,001	$19,728
Less total stock-based employee compensation determined under fair value methods for all awards, net of income taxes	(420)	(1,248)

Pro forma net earnings	$7,581	$18,480

Earnings per share:
Basic — as reported	$.30	$.74

Basic — pro forma	$.28	$.69

Diluted — as reported	$.29	$.71

Diluted — pro forma	$.27	$.67

     We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the nine months ended September 30, 2006 and 2005 were $10.32 and $8.73, respectively. The fair value of options at the date of grant and the assumptions used to determine such values are indicated in the following table:

	Nine months ended
	September 30,
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

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION — continued
     Option transactions under the plans during 2006 are summarized as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2005	1,950,520	$10.14
Granted	197,500	30.61
Exercised	(168,670)	8.23
Canceled	(7,000)	17.25

Outstanding at March 31, 2006	1,972,350	$12.33
Granted	75,000	29.59
Exercised	(8,887)	11.49
Canceled	(500)	32.22

Outstanding at June 30, 2006	2,037,963	$13.07
Granted	—	—
Exercised	(8,325)	6.03
Canceled	(4,875)	21.88

Outstanding at September 30, 2006	2,024,763	$13.08	3.81	$9,656,000

Exercisable at September 30, 2006	1,020,024	$8.42	3.32	$7,128,000

     The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $85,000 and $4,048,000.
     The following information applies to grants that were outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	average	Weighted-		Weighted-
Range of	outstanding	remaining	average	Number	average
exercise	at	contractual	exercise	exercisable at	exercise
prices	period end	life (years)	price	period end	price
$4.04-6.06	852,850	3.12	$4.57	616,611	$4.63
$6.13-9.19	90,300	0.99	6.67	90,300	6.67
$14.45-21.67	775,113	4.68	16.73	304,113	16.22
$22.60-32.22	306,500	4.32	29.40	9,000	22.60

	2,024,763		$13.08	1,020,024	$8.42

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4. BUILDING EXPANSION PROJECT
     In March 2006, we announced our plan to expand our Grand Rapids, Minnesota production facility. Under the plan, we intend to approximately double the size of our current machine production facility with a 120,000 square foot addition. The projected cost to construct and equip the facility is currently estimated at $6.0 to $6.5 million. Site work for the addition began in early May with completion expected to be in late 2006. We anticipate funding this expenditure with available cash. Through September 30, 2006, our construction in progress was $4.8 million for the expansion.
NOTE 5. STOCK BUYBACK PROGRAM
     In October 2006, our Board of Directors approved the implementation of a stock buyback plan. Under this plan, we may repurchase up to $50 million of our common stock over a three year period. We anticipate share purchases will be made from time to time, depending on market conditions. Shares may be purchased in the open market, including block purchases, or through privately negotiated transactions. We will not repurchase any shares from our directors, officers or affiliates. The buyback program does not obligate us to acquire any specific number of shares and may be discontinued at any time.
     We intend to fund the repurchases with available cash and investments, as well as cash expected to be generated from future operations. The repurchase program is expected to be in effect through October 31, 2009 or until such amount of stock is repurchased.
NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS
     Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements : In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.
     Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.
     Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We design, manufacture and sell rubber-tracked, all-season vehicles and related accessories and attachments. We also manufacture rubber-tracked undercarriages, which are a primary component on Caterpillar Inc.’s Multi-Terrain Loaders (MTLs). Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping, forestry and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia, New Zealand, Kuwait and Dubai. The undercarriages sold to Caterpillar Inc. (Caterpillar) are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America.
     We experienced increased sales for the nine months ended September 30, 2006 due primarily to the reasons as explained below:
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
     However, the decreased activity in residential construction markets in the third quarter of 2006 has resulted in a reduction of our 2006 expected sales and net earnings from previously announced levels. At this time, we are not able to determine the possible length or extent of this decrease in residential construction activity.
Critical Accounting Policies
     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories and warranty obligations. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Stock-Based Compensation. On January 1, 2006, we adopted SFAS 123R, which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. Accordingly, for the three and nine months ended September 30, 2006, we recorded compensation expense of $775,000 and $2,198,000 ($490,000 and $1,403,000 net of income taxes), which has been included in selling, general and administrative expense. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package but instead may be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three months ended September 30, 2006, we eliminated $163,000 ($103,000 net of income taxes) that had been accrued for bonuses at June 30, 2006 as it appears the financial performance measures will not be met. This amount was included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.01 and $.05 for the three and nine months ended September 30, 2006.
Results of Operations
     The following table sets forth certain Statements of Earnings data as a percentage of net sales:
          The following table sets forth certain Statement of Earnings data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.0	25.0	23.6	24.5
Selling, general and administrative	9.2	6.2	8.3	6.7
Research and development	0.7	0.7	0.6	0.7
Operating income	12.1	18.1	14.7	17.1
Net earnings	8.1	11.6	9.8	11.0
     For the three months ended September 30, 2006 and 2005.
     Net Sales. For the three months ended September 30, 2006, net sales decreased 9% to $63.0 million, compared with $69.2 million for the same period in 2005. This decrease was primarily the result of four offsetting factors. First, original equipment manufacturer (OEM) undercarriage sales, which include sales to both Caterpillar and Vermeer Manufacturing Inc. (Vermeer), decreased 31% for the third quarter of 2006, totaling $14.0 million, or 22.2% of net sales, compared with $20.2 million, or 29.1% of net sales, for the third quarter of 2005. This decrease was primarily the result of decreased orders from Caterpillar, along with the planned price reduction on one model of Caterpillar MTL undercarriage on January 1, 2006. Second, sales of products of Loegering Mfg. Inc. (Loegering)

totaled $4.2 million for the third quarter of 2006, or 6.6% of net sales, compared with $7.3 million, or 10.6% of net sales, for the third quarter of 2005. This decrease was due primarily to decreased demand for Loegering’s Versatile Track System (VTS) products, which are sold to the skid-steer market. We believe the skid-steer market was affected from the decreased housing construction activity experienced in the United States during the third quarter of 2006. In addition, as the popularity of VTS grows, sales of Loegering’s over-the-tire steel tracks have steadily declined. The VTS rubber track undercarriage product line accounted for 74% of Loegering’s net sales in the third quarter of 2006, compared with 73% of Loegering’s net sales in the third quarter of 2005. The decrease in sales was also due to a higher comparison quarter in 2005 which benefited by $1 million of sales due to the Gulf Coast hurricanes. Third, sales of service parts and other items decreased 9% in the third quarter of 2006, to $9.6 million, or 15.3% of net sales, compared with $10.6 million, or 15.4% of net sales, in the similar period last year. We believe this decrease was due to a lower overall level of construction activity in the third quarter of 2006 which resulted in lower machine usage. Also, the timing of OEM blanket orders, greater longevity of our undercarriage components and the implementation of lower Caterpillar parts pricing effective November 2005 contributed to lower parts sales in 2006. Finally, offsetting these decreases were increased sales of our machines in the third quarter of 2006. Sales of Posi-Track machines increased 13% due to the addition of the SR-70 to the ASV product line in the second quarter of 2006 and the SR-80 in the first quarter of 2006, a 26% increase in the number of ASV dealers at September 30, 2006 as compared to September 30, 2005 and a greater concentration of larger machines sold in the third quarter of 2006 compared to the same period in 2005. Sales of ASV machines represented 55.9%, or $35.2 million, of our sales in the third quarter of 2006, compared with 44.9%, or $31.1 million, in the third quarter of 2005. This increase occurred despite a higher comparison quarter in 2005 which benefited by $5 million of machine sales due to the Gulf Coast hurricanes.
     Gross Profit. Gross profit for the three months ended September 30, 2006 decreased to $13.9 million, compared with $17.3 million for the same period in 2005, with the gross profit percentage decreasing to 22.0% in the third quarter of 2006 compared with 25.0% in the third quarter of 2005. The decrease in gross profit was due primarily to the decreased sales experienced during the third quarter of 2006 along with the lower gross profit percentage. We believe the decrease in gross profit percentage was primarily due to a greater concentration of sales of SR-70 and SR-80 machines which were being sold under introductory prices, higher than expected costs on certain SR product line components and increased retail finance incentives offered during the quarter. We instituted a 5% list price increase for the SR-70 and SR-80 for all orders received after July 31, 2006. In addition, our gross profit percentage was negatively affected by planned decreases in the selling price (and ultimately the gross profit percentage) of one model undercarriage we sell to Caterpillar on January 1, 2006 and service parts we sell to Caterpillar as of November 1, 2005.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $4.3 million, or 6.2% of net sales, in the third quarter of 2005, to $5.8 million, or 9.2% of net sales, in the third quarter of 2006. The increase was due primarily to the inclusion of $612,000 of stock-based compensation related expenses due to the adoption of SFAS 123R on January 1, 2006, a general increase in our bad debt reserve of $550,000 and charges of $162,000 associated with the termination of one dealer. In addition, we experienced increases from the addition of personnel to facilitate our future anticipated growth.
     Research and Development. Research and development expenses decreased to $406,000 in the third quarter of 2006, compared with $453,000 in the third quarter of 2005 as we shifted focus from the new SR machines to the upcoming launch of the Scout utility vehicle and other research and development related efforts.
     Other Income (Expense). For the three months ended September 30, 2006, other income was $396,000, compared with $283,000 for the third quarter of 2005. This increase was due primarily to greater interest income from increased short-term interest rates in 2006. In addition, we had no interest expense in 2006 as we paid off all our interest-bearing debt in late 2005 and early 2006 with available funds.
     Net Earnings. For the third quarter of 2006, net earnings were $5.1 million, compared with $8.0 million for the third quarter of 2005. The decrease was primarily a result of decreased sales with a decreased gross profit percentage and increased operating expenses, offset in part by increased non-operating income and a slightly lower income tax rate.

     For the nine months ended September 30, 2006 and 2005.
     Net Sales. Net sales for the nine months ended September 30, 2006 increased 12% to $200.0 million, compared with $179.1 million for the same period in 2005. This increase was primarily the result of three offsetting factors. First, sales of our machines increased 28% due to the addition of the SR-70 and SR-80 to the ASV product line in 2006, a 26% increase in the number of ASV dealer storefronts at September 30, 2006 as compared to September 30, 2005 and a greater concentration of larger machines sold in 2006 as compared to 2005. Sales of ASV machines represented 52.8%, or $105.6 million, of our sales in the first nine months of 2006, compared with 45.9%, or $82.2 million, in the first nine months of 2005. Second, sales of Loegering’s products totaled $19.8 million through September 30, 2006, or 9.9% of net sales, compared with $18.6 million, or 10.4% of net sales, for the same period in 2005. This increase was due to VTS product line sales which increased 40% and offset an expected decline in the sale of over-the-tire steel tracks in 2006. The VTS rubber track undercarriage product line accounted for 75% of Loegering’s net sales in the first nine months of 2006, compared with 57% of Loegering’s net sales in the first nine months of 2005. Offsetting our overall sales increase was a decrease in our OEM undercarriage sales, which include sales to both Caterpillar and Vermeer. For the nine months ended September 30, 2006, undercarriage sales decreased 6%, to $50.9 million, or 25.5% of net sales, compared with $54.4 million, or 30.4% of net sales, for the nine months ended September 30, 2005. This decrease was primarily the result of decreased orders from Caterpillar, along with the planned price reduction on one model of Caterpillar MTL undercarriage on January 1, 2006. Sales of service parts and other items remained relatively constant at $23.7 million for the nine months ended September 30, 2006, compared with $23.8 million for the nine months ended September 30, 2005. We believe this flat level of sales was due to a lower overall level of construction activity in the third quarter of 2006 which resulted in lower machine usage, as well as the timing of OEM blanket orders, greater longevity of our undercarriage components and the implementation of lower Caterpillar parts pricing effective November 2005. We anticipate our net sales for 2006 will be in the range of $240-250 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and projected future service parts demand.
     Gross Profit. For the nine months ended September 30, 2006, gross profit increased to $47.2 million, compared with $43.9 million for the same period in 2005, while the gross profit percentage decreased to 23.6% in 2006 compared with 24.5% in 2005. The increase in gross profit was due primarily to the increased sales experienced during 2006. The decrease in gross profit percentage was due to several offsetting factors. First, a greater concentration of sales of SR-70 and SR-80 machines, which were being sold under introductory prices, higher than expected costs on certain SR product line components, a greater use of retail finance incentives offered during 2006, normal start-up inefficiencies experienced during the initial production of the SR-70 and SR-80 and changes in the mix of Loegering sales resulting in a lower gross profit percentage in 2006. In addition, gross profit percentage was negatively affected by planned decreases in the selling price (and ultimately the gross profit percentage) of one model undercarriage we sell to Caterpillar on January 1, 2006 and service parts we sell to Caterpillar as of November 1, 2005. Partially offsetting these decreases was the 3% list price increase that was put in place for all ASV R-Series machines ordered after January 1, 2006 which contributed to an increase in gross profit percentage for the first nine months of 2006. Also, we believe a change in the sales mix of machines sold in 2006 caused our gross profit percentage to increase, as we experienced a greater concentration of sales of higher priced machines in 2006 as compared to 2005. In addition, more of these machines were sold with additional accessories, such as cabs and air conditioning, in 2006 as compared to 2005. Both of these factors increased our gross profit percentage, as these machines and accessories carry a greater than average gross profit percentage. Based on our anticipated sales levels for 2006, we anticipate our gross profit percentage for fiscal 2006 to be in the range of 23.2-23.4%.
     Selling, General and Administrative. For the nine months ended September 30, 2006, selling, general and administrative expenses increased to $16.6 million, or 8.3% of net sales, compared with $12.0 million, or 6.7% of net sales, for the same period in 2005. The increase was due primarily to the inclusion of $2.2 of stock-based compensation related expenses due to the adoption of SFAS 123R on January 1, 2006. In addition, we experienced increases in sales-related expenses, including those charges as discussed above for the third quarter of 2006, along with the addition of personnel to facilitate our anticipated future growth and an increase in the overall level of expenses due to higher volumes in 2006. We anticipate our selling, general and administrative expenses, including stock-based compensation related expenses, will be in the range 8.8-9.0% of net sales for fiscal 2006.
     Research and Development. Research and development expenses decreased to $1.2 million for the nine months ended September 30, 2006, compared with $1.3 million for the nine months ended September 30, 2005. The decrease was due to our shift in focus from the new SR machines and Vermeer undercarriages to the upcoming launch of the Scout utility vehicle and other research and development related efforts. We anticipate our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology and will be in the range of 0.6-0.7% of net sales for fiscal 2006.
     Other Income (Expense). For the nine months ended September 30, 2006, other income (expense) was $1.3 million, compared with $907,000 for the same period in 2005. This increase was due primarily to greater interest income from increased short-term interest rates in 2006. In addition, we had no interest expense in 2006 as we paid off all our interest-bearing debt in late 2005 and early 2006 with available funds.
     Net Earnings. Net earnings were $19.6 million for the nine months ended September 30, 2006, compared with $19.7 million for the nine months ended September 30, 2005. The decrease was primarily due to a slightly lower gross profit percentage and increased operating expenses, offset in part by increased sales, increased non-operating income and a lower income tax rate. Based on our anticipated sales, gross profit and expense levels for 2006, we anticipate our diluted earnings per share will be in the range of $0.80-$0.84. This estimate includes stock-based compensation related expenses of $.07 per diluted share.
Liquidity and Capital Resources
     For the nine months ended September 30, 2006, our cash and cash equivalents decreased $15.6 million, compared with an increase of $1.2 million for the nine months ended September 30, 2005. During 2006, we generated $7.3 million of cash and cash equivalents from operations as increased profitability, with non-cash expenses and current liabilities being partially offset by increases in accounts receivable and inventories. In 2006, we used $14.2 million of cash and cash equivalents in investing activities as we purchased long-term investments and increased our investment in property and equipment, including our facility expansion. This compares to using $5.8 million of cash and cash equivalents in 2005 in investing activities, as the proceeds generated from the sale of our auction-rate securities in our investment portfolio were used to invest in property and equipment and long-term investments. In 2006, we used $8.6 million of cash and cash equivalents in financing activities as we repurchased $10.0 million of our stock, offset in part by proceeds received from exercise of employee and director stock options. This compares to generating $1.4 million of cash and cash equivalents in 2005 primarily from proceeds received from exercise of employee and director stock options.
Customer Note Receivable
     Included in accounts receivable and other non-current assets at September 30, 2006 are the current and long-term portions of a note receivable totaling $592,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of September 30, 2006, the customer had not made its payment due September 30, 2006 but subsequently made this payment in October 2006 within the allowed grace period.
Off-Balance Sheet Arrangements
     We have guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to us by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities since December 31, 2003. As of September 30, 2006, the customer is current on the amount owed to the finance company under this note of approximately $136,000.
Facility Expansion
     In March 2006, we announced our plan to expand our Grand Rapids, Minnesota production facility. Under the plan, we intend to approximately double the size of our current machine production facility with a 120,000 square foot addition. The projected cost to construct and equip the facility is currently estimated at $6.0 to $6.5 million. Site work for the addition began in early May with completion expected to be in late 2006. We anticipate funding this expenditure with available cash. Through September 30, 2006, construction in progress for the expansion was $4.8 million.

Stock Buyback Programs
     In May 2006, we announced the implementation of a $10 million stock buyback program. As of June 30, 2006, the full $10 million had been expended, as we repurchased 499,000 shares under the program. We used existing cash to fund the buyback program.
     In October 2006, our Board of Directors approved the implementation of a new stock buyback plan. Under this plan, we may repurchase up to $50 million of our common stock over a three year period. We anticipate share purchases will be made from time to time, depending on market conditions. Shares may be purchased in the open market, including block purchases, or through privately negotiated transactions. We will not repurchase any shares from our directors, officers or affiliates. The buyback program does not obligate us to acquire any specific number of shares and may be discontinued at any time.
     We intend to fund the repurchases with available cash and investments, as well as cash expected to be generated from future operations. The repurchase program is expected to be in effect through October 31, 2009 or until such amount of stock is repurchased.
Stock-Based Compensation
     At September 30, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five to seven years and provide for accelerated vesting if there is a change in control, as defined. At September 30, 2006, we had 3,351,000 shares available for future grant under our three stock option plans.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. Accordingly, for the three and nine months ended September 30, 2006, we recorded compensation expense of $775,000 and $2,198,000 ($490,000 and $1,403,000 net of income taxes), which has been included in selling, general and administrative expense. In addition, our executive officers and certain members of management no longer receive stock options as part of their compensation package but instead may be eligible to receive a bonus in 2006 if certain financial performance measures are attained. For the three months ended September 30, 2006, we eliminated $163,000 ($103,000 net of income taxes) that had been accrued for bonuses at June 30, 2006 as it appears the financial performance measures will not be met. This amount was included in selling, general and administrative expenses. Our total stock-based compensation related expense reduced both basic and diluted earnings per share by $.01 and $.05 for the three and nine months ended September 30, 2006.
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
     Prior to adopting SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities. For the nine months ended September 30, 2006, there were no such excess tax benefits that were required to be classified as cash flows from financing activities. The total income tax benefit from the exercise of stock options was $1,200,000 and $860,000 for the nine months ended September 30, 2006 and 2005.
     We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS123R. At September 30, 2006, we had $5,840,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.7 years.
     Estimated future stock-based compensation to be charged to operations for 2006-2010 is as follows:

Quarter Ending December 31, 2006	$771,000
Year Ending December 31, 2007	$2,590,000
Year Ending December 31, 2008	$1,567,000
Year Ending December 31, 2009	$769,000
Year Ending December 31, 2010	$143,000

New Accounting Pronouncements
     Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements : In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.
     Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.
     Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
Cash Requirements
     We believe cash expected to be generated from operations and our existing cash, cash equivalents and investments will satisfy our projected working capital needs and other cash requirements for the next twelve months and the foreseeable future.
Forward-Looking Statements
     The statements set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report regarding our future sales levels, gross profit percentage, earnings per share, expense levels, liquidity and facility expansion are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including the introduction and market acceptance of new products, our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines, market acceptance of the machines, deterioration of the general market and economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer, unanticipated problems or delays in our facility expansion and the other factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.

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
     Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the third fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Third Restated Articles of Incorporation of the Company (a)

3.2	Bylaws of the Company (b)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (c)

4.1	Specimen form of the Company’s Common Stock Certificate (b)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-25620) filed electronically August 9, 2006.

(b)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(c)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.

Dated: November 6, 2006	By	/s/ Richard A. Benson

Richard A. Benson
Chief Executive Officer
(duly authorized officer)

Dated: November 6, 2006	By	/s/ Thomas R. Karges

Thomas R. Karges
Chief Financial Officer
(principal financial and accounting officer)