Form 10-K
period 2006-12-31
ASV INC /MN/
filed 2007-03-16
CIK 926763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
Common Stock, $.01 par value
Title of each class
Securities registered pursuant to Section 12(g) of the Act:
None
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
☐ Yes   ☑ No
     Based on the closing sale price of the registrant’s Common Stock at June 30, 2006 of $23.04, the aggregate market value of the registrant’s Common Stock held by nonaffiliates was $431,087,017.
     As of February 28, 2007, 26,740,170 shares of the registrant’s Common Stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Pursuant to General Instruction G, portions of the registrant’s Proxy Statement for its June 1, 2007 Annual Meeting, which will be filed by April 30, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Item 1. BUSINESS
General
     A.S.V., Inc. was incorporated in Minnesota in July 1983 and our wholly-owned subsidiary, A.S.V. Distribution, Inc., was incorporated in Minnesota in January 1989. In October 2004, A.S.V., Inc. acquired all of the outstanding Common Stock of Loegering Mfg. Inc. (“Loegering”) of Casselton, North Dakota in a merger transaction. Following the completion of the transaction, Loegering became a wholly-owned subsidiary of A.S.V., Inc. A.S.V., Inc., A.S.V. Distribution, Inc. and Loegering are collectively referred to herein as “ASV”, the “Company”, “we”, “us”, or “our.”
     We design, manufacture and sell rubber track machines and related accessories, attachments and traction products. We have three principal product lines, the Posi-Track™ product line, the original equipment manufacturer (“OEM”) undercarriage product line and the Loegering product line. The Posi-Track and undercarriage product lines use a rubber track suspension system that takes advantage of the benefits of both traditional rubber wheels and steel tracks. Rubber track vehicles provide the traction, stability and low ground pressure necessary for operation on soft, wet, muddy, rough, boggy, slippery, snowy or hilly terrain, but, unlike steel track vehicles, can be driven on groomed, landscaped and paved surfaces without causing damage. Our Posi-Track products are versatile machines used in the construction, landscaping, rental, forestry, agricultural and other markets. Our OEM undercarriages are sold to Caterpillar Inc. (“Caterpillar”) as a primary component on Caterpillar’s Multi-Terrain Loader (“MTL”) product line. Our OEM undercarriages are also sold to Vermeer Manufacturing Inc. (“Vermeer”) as a primary component on certain of Vermeer’s trenchers and horizontal directional drills (“Vermeer Machines”). Loegering is a manufacturer of traction products for wheeled skid-steers and also provides attachments for the skid-steer market.
Principal Developments in 2006
     New Models
     In January 2006, we introduced two new models in our Posi-Track product line, the SR-70 and SR-80. These new models are built on our next generation undercarriage designs and have features not found on our other models. The SR-70 has a current list price of $42,500 and the SR-80 has a current list price of $47,500. The SR-80 went into production in February 2006 and the SR-70 went into production in May 2006.
     In October 2006, we introduced a new track utility vehicle in our Posi-Track product line, the Scout SC-50 (“Scout”). The Scout features a 50 horsepower diesel engine, cab seating for two and a flatbed rear deck with the capacity to carry two tons of cargo. The Scout can be fitted with optional front and rear hydraulics and a number of attachments, including a snow blade and an industrial-grade hydraulic dump box for hauling over 35 cubic feet of material. The current list price for the Scout is $24,995. The Scout went into production in February 2007.
     Retirement of Chairman/CEO
     On April 11, 2006, Gary D. Lemke, our Chief Executive Officer and Chairman of the Board of Directors, informed the Board of Directors that he did not intend to stand for re-election at our 2006 annual meeting of shareholders held on June 2, 2006 and that he would also be stepping down as our Chief Executive Officer as of the same date.
     On April 11, 2006, the Board of Directors elected Richard A. Benson, one of our current directors, to begin serving as our Chief Executive Officer and Chairman of our Board of Directors on June 2, 2006. After being re-elected as a director by our shareholders at the 2006 annual meeting of shareholders, Mr. Benson began serving as Chairman of our Board of Directors effective as of the date of our annual meeting, June 2, 2006. Mr. Benson served as President of Caterpillar’s Global Mining Division from 2000 until his retirement in 2005, and served in other management positions during his 35 year career with Caterpillar. Mr. Benson has served as one of our directors since 1999, when he was designated by Caterpillar as its director nominee to the Board of Directors pursuant to the terms of the Securities Purchase Agreement dated October 14, 1998 between Caterpillar and ASV. Subsequent to his retirement from Caterpillar in January 2005, Mr. Benson remained on our Board of Directors as an independent director.

     Stock Repurchase Plan
     In May 2006, our Board of Directors approved a $10 million stock buyback program. As of June 30, 2006, we had used all of the $10 million to repurchase 499,000 shares of our common stock under the program. We used existing cash to fund the buyback program.
     In October 2006, our Board of Directors approved a $50 million stock buyback plan. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that share purchases will be made from time to time, depending on market conditions. Shares may be purchased in the open market, including block purchases, or through privately negotiated transactions. We will not repurchase any shares from our directors, officers or affiliates. The buyback program does not obligate us to acquire any specific number of shares and may be discontinued at any time.
     We intend to fund the repurchases with available cash and investments, as well as cash generated from future operations. The repurchase program is expected to be in effect through October 31, 2009 or until such amount of stock is repurchased. As of February 28, 2007 we had not repurchased any shares under this program.
Markets for Our Products
     We believe our Posi-Track products are very versatile machines that can be used in a wide variety of applications. The main markets into which these products are sold include the construction, landscape, forestry and agriculture markets. In addition, the Posi-Track model MD-70 is being sold for use in specialty military applications.
     We also believe our Posi-Track products are ideal for the rental equipment market. The design of our Posi-Track products makes them very easy to learn how to operate, especially for those individuals not familiar with the operation of similarly-sized equipment.
     Our OEM undercarriage products are a primary component in Caterpillar’s MTL products which are used in a wide variety of applications, including construction, excavation, landscape, demolition and material handling.
     Our Loegering products consist primarily of the Versatile Track System® (“VTS”), a bolt on bolt off track system that will convert most skid-steers from wheels to rubber tracks, over-the-tire steel tracks used on skid-steers and various attachments for use by the skid-steer market.
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
     Recognizing the benefits of tracked vehicles, several manufacturers, including Loegering, have created tracks that can be placed around a skid-steer’s wheels. These tracks can increase the traction of a wheeled skid-steer, but do not reduce the skid-steer’s ground pressure significantly. Add-on tracks are generally steel, but rubber add-on tracks are also available due to the limitations imposed by steel tracks. Although rubber add-on tracks can decrease a skid-steer’s ground pressure somewhat, the overall design of our Pos-Track products gives them more versatility and less ground pressure than a skid-steer with add-on tracks.
     We believe our Posi-Track products are ideal replacements to skid-steers, small dozers and small tractors, and can perform many of the jobs handled by these vehicles without the disadvantages they possess. The weight of our Posi-Track products is distributed over its two tracks, which have a ground surface much greater than that of a wheeled skid-steer, which results in an average ground pressure of approximately 3 pounds per square inch, compared to approximately 35 pounds per square inch for a typical wheeled skid-steer weighing approximately the same as our Posi-Track products. The Posi-Track’s low ground pressure allows it to operate on wet, soft, slippery, rough and hilly terrain. Conventional wheeled vehicles may not be able to operate or may be destructive in these conditions. The low ground pressure of our Posi-Track products also reduces compaction, which decreases the need for frequent tilling and conditioning of the soil.
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
Products – Posi-Track Products
     We have three primary product lines, the Posi-Track product line, the OEM undercarriage product line and the Loegering product line. The Posi-Track product line and the undercarriage product line utilize a rubber track suspension system that takes advantage of the benefits of traditional rubber wheels and steel tracks, without the disadvantages possessed by each.
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
     The following contains a summary of our current Posi-Track products:

Model	Weight (w/out bucket)	Operating Capacity*	Engine Horsepower	List Price ($)

RC-30	2,935 lbs	800 lbs	31.5	22,609
RC-50	4,750 lbs	1,500 lbs	50	32,939
RC-60	5,500 lbs	1,900 lbs	60	37,100
SR-70	7,890 lbs	2,750 lbs	71	42,500
SR-80	8,060 lbs	3,100 lbs	81	47,500
RC-85	8,800 lbs	3,400 lbs	86	46,627
RC-100	9,200 lbs	3,800 lbs	99.5	53,490
RCV	9,595 lbs	4,000 lbs	86	51,449
Scout SC-50**	4,562 lbs	4,000 lbs (bed capacity)	50	24,995

*	Operating capacity shown is based on 50% of tipping load.

**	The Scout SC-50 went into production in the first quarter of 2007.
     All machines shown above have no more than 3.5 pounds per square inch ground pressure.
     The RC-30, RC-50 and RC-60 Turf Edition products have the same specifications as the RC-30, RC-50 and RC-60 listed above, but are equipped with smooth, non-treaded rubber tracks. The Scout SC-50 can also accept smooth, non-treaded tracks.

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
     In the first quarter of 2007, we began production of a new track utility vehicle, the Scout SC-50. This utility vehicle shares many of the same components as our Posi-Track products, but is intended for the utility vehicle market. The utility vehicle may be equipped with various attachments on the machine’s flat-bed, along with front and rear hydraulics, full cab and heater.
Products – OEM Undercarriages
     We manufacture rubber track undercarriages for use by Caterpillar on their MTLs. The five models of MTLs feature Caterpillar’s patented skid steer loader technology and our patented Maximum Traction Support System rubber track undercarriage. We began manufacturing undercarriages for the first two MTL models in 2001. The undercarriage for the next two MTL models went into production in the second quarter of 2002. The undercarriage for the final MTL model went into production in the first quarter of 2003. The MTLs are sold through the Caterpillar dealer network.
     We also manufacture rubber track undercarriages for use by Vermeer on the Vermeer Machines. We supply Vermeer with undercarriages for use on three models of trenchers and one model of horizontal directional drill. We began production of Vermeer undercarriages in the fourth quarter of 2005. The Vermeer Machines are sold through the Vermeer dealer network.
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
Products – Other
     We have also produced the following models under the Posi-Track model name: the MD-70, the 2800 series, the HD 4500 series and the 4810. Of these models, the MD-70, our original Posi-Track model, is the only model we anticipate manufacturing in the future. We anticipate that future production will be devoted to specialty applications. In the past three years, total sales of the MD-70 have been less than 1% of our net sales each year.

Sales and Marketing
     We sell our Posi-Track products primarily through independent equipment dealers in the United States, Canada, Australia, New Zealand and Kuwait. As of December 31, 2006, we had 355 dealer storefronts for our Posi-Track products. The MTL products, which are Caterpillar products that incorporate our undercarriages, are available on a worldwide basis through Caterpillar dealers only. The Vermeer Machines, which incorporate our undercarriages, are available through Vermeer dealers only. Loegering sells its products primarily through independent equipment dealers in North America. As of December 31, 2006, Loegering had approximately 1,000 active dealers.
     Product sales data as a percentage of net sales for 2006, 2005 and 2004 is set forth in Item 7. of this Annual Report on Form 10-K. Sales to customers outside the United States accounted for 10%, 6% and 9% of our net sales in 2006, 2005 and 2004, respectively. Revenue is recognized for sales to customers outside the United States in the same manner as customers within the United States.
     In 2006, total sales to Caterpillar accounted for 33% of our net sales, while total sales to Caterpillar accounted for 39% and 40% of our net sales in 2005 and 2004, respectively. We anticipate that sales to Caterpillar will represent a smaller percentage of our net sales in 2007. We believe that the decreased percentage sales to Caterpillar is due to our ability to increase our dealer network and product offerings at a faster rate than Caterpillar’s.
     We operate in one business segment, the design, manufacture and sale of track-driven, all-season vehicles, related accessories, traction products and attachments. Our operations are treated as one operating segment, and we report profit and loss information on an aggregate basis to our chief operating decision maker. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and do not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.
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
     We have an agreement with CIT Group Inc. (“CIT”) to operate ASV Capital, a private label finance program to offer wholesale and retail financing options on the sale of our Posi-Track products. Representatives of ASV and CIT make joint credit decisions, with CIT retaining the risk of the credit portfolio. We have no ownership in ASV Capital and have no share in the profit or loss of ASV Capital.
     We have an arrangement with one other finance company to finance the sale of our Posi-Track products to our dealers and end purchasers. In addition, we may, from time to time, offer extended payment terms on the sale of our products to our dealers for periods up to two years.
     We have also agreed to assist this finance company with the costs related to remarketing certain financed equipment should it become necessary for the finance company to take possession of the equipment in the event of nonpayment by the debtor. As of February 28, 2007, we were not obligated to the finance company for any costs related to the remarketing of any financed equipment due to nonpayment by the debtor.
     As of February 28, 2007, we had orders for approximately $8 million of our Posi-Track and Loegering products, all of which are expected to be filled in 2007. As of February 28, 2006, we had orders for approximately $31 million of Posi-Track and Loegering products all of which were filled in 2006.
     In 2007, we intend to focus our marketing efforts on increasing the number of dealer outlets for our Posi-Track products both domestically and internationally, increasing the number of rental facilities that have our Posi-Track products available for rent and increasing the distribution of our VTS track system.

Affiliation with Caterpillar
     Supply Agreement
     On September 29, 2005 we signed a five-year Supply Agreement with Caterpillar, effective November 1, 2005. The Supply Agreement replaced the Alliance Agreement that had been in effect since October 2000 and expired October 31, 2005. Under the Supply Agreement, Caterpillar will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and certain future Caterpillar MTLs from us. We will continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs and we will continue to utilize Caterpillar components in the manufacture of our products. The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010. The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
     In connection with the new Supply Agreement entered into with Caterpillar, all agreements previously entered into between the two companies were terminated. The terminated agreements include the Securities Purchase Agreement, the Commercial Alliance Agreement, the Marketing Agreement, the Trademark and Trade Dress License Agreement, the Management Services Agreement and the Multi-Terrain Rubber-Tracked Loader Alliance Agreement.
     Registration Rights Agreement and Board Representation
     Along with the Supply Agreement, ASV and Caterpillar also entered into a Registration Rights Agreement that provides Caterpillar registration rights for unregistered shares of our Common Stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009. In addition, as part of the Registration Rights Agreement, Caterpillar retained its ability to designate director nominees for election to our Board of Directors in proportion to its ownership of our shares, similar to the rights it held under the Securities Purchase Agreement. Currently, one of our seven directors has been designated by Caterpillar for election to our Board of Directors, despite the fact that Caterpillar is entitled to designate two director nominees, assuming a board comprised of eight directors. If Caterpillar were to exercise its right to designate an additional director nominee, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our board, we would expand the size of our board to accommodate the additional director nominee designated by Caterpillar. As of February 28, 2007, Caterpillar owned approximately 23.5% of the outstanding shares of our Common Stock.
Competition
     The markets in which our RC-50 through RC-100 and the SR-70 and SR-80 products compete are generally comprised of small to medium sized tractor-type vehicles including skid-steers. The skid-steer market is dominated by large corporations producing models with substantial name recognition, including Ingersoll Rand, which manufactures the Bobcat, Case, Caterpillar, New Holland, John Deere and Gehl. The competitors primarily produce wheeled vehicles in the markets in which our products compete. All of these competitors also manufacture a form of rubber track loader. However, all of the competitors, with the exception of Caterpillar, which utilizes our undercarriages on its rubber track loaders, utilize a track that is comprised primarily of steel with rubber bonded to it. We believe this “rubber coated” track does not offer the same comfort, durability or performance that our all-rubber track offers. ASV and Caterpillar are the only manufacturers that utilize an all-rubber track on their tracked product offerings. We have the widest range of rubber track products, with more models and horsepower offerings than any other manufacturer.
     The markets in which our RC-30 competes are also generally comprised of vehicles manufactured by large corporations producing models with substantial name recognition, including Toro, which manufactures the Dingo, as well as those companies listed above that manufacture skid-steer products.
     The markets in which our Scout SC-50 is expected to compete are also generally comprised of vehicles manufactured by large corporations producing models with substantial name recognition, including Polaris, Honda, John Deere and Kawasaki, all of whom manufacture wheeled utility vehicles.
     The markets in which our Loegering products compete are highly fragmented with many companies competing in the same market.

     We expect our products to compete in the market based on, among other things: track technology, adaptability, versatility, performance, ease of operation, features, quality, size, brand loyalty, price and reputation. Some of our competitors possess significantly greater resources than us, as well as established reputations within the industry. There is no assurance that a competitor with greater capital resources will not enter and exploit our markets to our detriment. We believe that the introduction of additional competitors could enhance market acceptance of rubber track vehicles.
Warranty
     We provide limited warranties to purchasers of our products that vary by product. Our warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on our products carry a pro-rated warranty up to 1,500 hours of usage. Those components that are not manufactured by us are subject only to the warranty of the component manufacturer and may be greater in length than the limited warranty provided by us.
     We offer an extended warranty through an unaffiliated company. This unaffiliated company is responsible for administering and paying all warranty claims under the extended warranty program.
Manufacturing and Suppliers
     We manufacture and assemble our products at our facilities in Grand Rapids and Cohasset, Minnesota and Casselton, North Dakota. See “Item 2. Properties.” The majority of the component parts for our products are purchased from outside vendors. Certain parts, such as engines and transmissions, are standard “off-the-shelf” parts purchased by us and incorporated into our vehicles. Others, such as the rubber track, undercarriage components, machine chassis and loader, are manufactured specifically for us. Certain fabricated parts are manufactured on site for incorporation into our products. In order to help reduce production costs, we periodically review those parts that may be more cost-effective to manufacture in-house.
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
Intellectual Property Rights
     We have been granted five patents by the U.S. Patent Office pertaining to our undercarriage system and rubber track, which expire in the years 2018-2024. We also acquired four patents in our acquisition of Loegering, two of which are related to over-the-tire steel tracks and two of which are related to attachments. The Loegering patents expire in the years 2012-2021. There can be no guarantee that these patents will be a deterrent to other manufacturers from producing similar technology.
     We have applied for additional patents pertaining to our undercarriage systems. We also acquired the rights to one additional patent application related to the VTS track system in our acquisition of Loegering. There can be no assurance that patents will ever be granted under these patent applications.
     We have registered the trademark Track Truck® with the U.S. Patent and Trademark Office and claim common law trademark rights in the names Posi-Track™, RC-30™, RC-50™, RC-60™, RC-85™, RC-100™, Turf Edition™, Maximum Traction Support System™, Posi-Turn™ and Snow Saver™. Loegering claims the trademarks VTS Versatile Track System™, Eliminator™, Mud Bucket™ and Loegering™. Despite these protections, it may be possible for competitors or users to copy aspects of our products.
     We believe that patent and trademark protection is less significant to our competitive position than the knowledge, ability and experience of our personnel, product enhancements, new product development and our ongoing reputation.

Research and Development
     During the years ended December 31, 2006, 2005 and 2004, we spent approximately $1,692,000, $1,721,000 and $1,107,000, respectively, on research and development. Our research and development expenses have been incurred in connection with development of new models, enhancements to existing products and additional products to be offered through our alliances with Caterpillar and Vermeer. We anticipate our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology and will be approximately 1.0-1.2% of net sales in 2007.
Insurance
     We maintain property and product liability insurance as well as a commercial umbrella insurance policy in amounts we believe are adequate.
Employees
     As of February 28, 2007, we had 284 employees. Our employees include 8 in management, 53 in administration, 28 in sales and marketing and 195 in manufacturing, engineering and research and development. We believe relations with our employees are good. None of our employees are represented by a labor union.
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
Item 1A. RISK FACTORS
     Our business faces many risks. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Our revenue and business would be harmed if Caterpillar ceased manufacturing and marketing products that relate to our Supply Agreement.
     Under the terms of the Supply Agreement we entered into with Caterpillar effective November 1, 2005, we agreed to supply Caterpillar with rubber track undercarriages for use on its five-model line of Caterpillar branded rubber tracked loaders called Multi-Terrain Loaders (“MTL Machines”). The term of the Supply Agreement expires November 1, 2010. The MTL Machines utilize Caterpillar’s skid steer technology and our rubber track undercarriage technology. All five models have been developed and are available to all Caterpillar dealers. The MTL Machines are assembled in Sanford, North Carolina, at Caterpillar’s skid steer loader facility. The undercarriages are manufactured at our facility in Cohasset, Minnesota.
     The successful manufacturing and marketing of the MTL Machines entail significant risks as described below:
•	The overall market for rubber track machines is relatively new and the benefits of rubber track machines are not currently widely known. Caterpillar and we believe the market potential for rubber track machines justifies the necessary investment in the MTL Machines. However, there is no assurance that the MTL Machines will attract sufficient demand to warrant their continued production and produce the returns anticipated by us and Caterpillar. We will be relying significantly on Caterpillar for their continued interest in manufacturing and marketing the MTL Machines. In 2006, total sales to Caterpillar accounted for 33% of our net sales. If Caterpillar stopped manufacturing the MTL Machines, stopped marketing the MTL Machines to its dealers or the Caterpillar dealers did not adequately promote the sale of the MTL Machines, our revenue would be decreased and our business would be harmed.

•	While Caterpillar has agreed it will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and certain future Caterpillar MTLs from us, the Supply Agreement contains no guarantee as to the quantity of undercarriages or service parts Caterpillar must purchase from us.

•	The Supply Agreement calls for specified prices for the undercarriages we sell to Caterpillar for the life of the contract, subject to mutually agreed adjustments for abnormal cost changes outside of our control due to certain cost fluctuations. If general raw material prices increase during the term of the Supply Agreement, or if we are unable to mutually agree on cost changes, the gross profit we may receive on the sale of undercarriages may be reduced. The Supply Agreement also calls for specified prices for the service parts we sell to Caterpillar for the life of the contract. Should the prices we pay to manufacture or purchase these service parts increase during the term of the Supply Agreement, the gross profit we may receive on the sale of these service parts may be reduced.
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
     As of February 28, 2007, Caterpillar owned approximately 23.5% of the outstanding shares of our Common Stock. Accordingly, Caterpillar has the ability to influence our business and operations to a certain extent. In addition to its rights as a shareholder, under the Registration Rights Agreement Caterpillar has the right to designate director nominees for election to our Board of Directors proportionate to its stock ownership interest, which increases Caterpillar’s ability to influence us. Currently, one of our seven directors has been designated by Caterpillar for election to our Board of Directors, despite the fact that Caterpillar would be entitled to designate two director nominees, assuming a board comprised of eight directors. If Caterpillar were to exercise its right to designate an additional director nominee, based on its current stock ownership interest, we anticipate that, assuming there were no vacancies on our Board, we would expand the size of our Board to accommodate the additional director nominee designated by Caterpillar.
     Given the significant percentage of the outstanding shares of our Common Stock owned by Caterpillar, third parties also may be discouraged from making an offer to acquire control or ownership of us.
If Caterpillar begins selling, or is perceived to be selling, its shares of our Common Stock, the market price of our Common Stock may fall.
     As of February 28, 2007, Caterpillar owned approximately 23.5% of the outstanding shares of our Common Stock. Under the Registration Rights Agreement, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009. However, sales by Caterpillar of substantial amounts of our Common Stock, or the perception that such sales could take place, could negatively affect the market price of our Common Stock. If this happens, then stockholders may face difficulty in selling their shares and the price at which they sell their shares may be reduced.
If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.
     Further growth and expansion of our business will place additional demands upon our current management and other resources. We believe that our future growth and success depends to a significant extent on our ability to be able to effectively manage our growth in several areas, including, but not limited to: (1) distribution channel management; (2) entrance to new geographic and use markets; (3) international sales, service and production; (4) employee and management development; and (5) brand and corporate identity. No assurance can be given that our business will grow in the future or that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

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
     Some companies whose products compete in the same markets as our Posi-Track products have substantially more financial, production and other resources than us, as well as established reputations within the industry and more extensive dealer networks. For 2006, sales of our Posi-Track products accounted for approximately 53% of our net sales. Also, the growth potential of the markets we are pursuing has attracted more competitors. There can be no assurance that we will be able to compete effectively in the marketplace or that we will be able to establish a significantly dominant position in the marketplace before our competitors are able to develop similar products.
If our rubber track vehicles do not continue to receive market acceptance, our operating results will be harmed.
     Our success is dependent upon increasing market acceptance of rubber track vehicles in the markets in which our products compete. Most small to medium sized tractor-type vehicles that compete with our Posi-Track products are wheeled vehicles and most track-driven vehicles are designed for specific limited tasks. The market for rubber track vehicles is relatively new and there can be no assurance that our products will gain sufficient market acceptance to enable us to sustain profitable operations.
Our business could be harmed if the Commercial Alliance Agreement with Vermeer Manufacturing Inc. does not prove to be beneficial.
     Under the Vermeer Agreement, we are the exclusive supplier of rubber track undercarriages and service parts to Vermeer for use on the Vermeer Machines. The term of the Vermeer Agreement is eight years, with automatic one-year renewal periods unless either party gives the other party at least six months written notice of termination.
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
     One of the expected benefits of the Loegering acquisition is future sales of its proprietary VTS product, which accounted for a majority of Loegering’s net sales for 2006. If we are unable to achieve our expected sales of the VTS product, or if adequate quantities of raw materials to meet the expected demand for this product are not available, the benefits of the transaction may be reduced or delayed for a period of time. Our business may also be adversely affected if the VTS product does not gain market acceptance as quickly as we anticipate, if at all.

A cyclical, economic downturn in the construction or farm equipment industries could materially harm our business.
     The construction and farm equipment industries, in which our products compete, have historically been cyclical. Sales of construction and agricultural equipment are generally affected by the level of activity in the construction and agricultural industries, including farm production and demand, weather conditions, interest rates and construction levels (especially housing starts). In addition, the demand for our products may be affected by the seasonal nature of the activities in which they are used and by overall economic conditions in general. Therefore, an economic downturn in the construction or farm equipment industries, which could result, in part, from seasonal factors, could materially harm our business.
The loss of the services of any key member of our management could have a material adverse effect on our ability to achieve our objectives.
     Our future success depends to a significant extent upon the continued service of certain key personnel, including our Chief Executive Officer, Richard Benson and our President, Mark Glasnapp. The loss of the services of any key member of our management could have a material adverse effect on our ability to achieve our objectives.
We may face product liability claims, which could result in losses in excess of our insurance coverage or in our inability to obtain adequate insurance coverage in the future.
     Like most manufacturing companies, we may be subject to significant claims for product liability and may have difficulty in obtaining product liability insurance or be forced to pay high premiums. We currently have product liability insurance and have not been subject to material claims for product liability. However, there can be no assurance that we will be able to obtain adequate insurance in the future or that our present or future insurance will prove adequate to cover potential product claims.
Our business would be adversely affected if we are not able to protect our intellectual property rights or if we get involved in litigation relating to our intellectual property rights.
     We currently hold five patents on certain aspects of the suspension and drive mechanisms used in certain of our products. We have also filed additional patent applications. There can be no assurance that the patents will be granted or that patents under any future applications will be issued, or that the scope of the current or any future patent will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around such patents. Litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to enforce patents issued to us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our and other’s proprietary rights.
We may be unable to manufacture our products if any of our manufacturing facilities is damaged, destroyed or becomes otherwise inoperable.
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
     Our operations, products and properties are subject to environmental and safety regulations promulgated by governmental authorities. We may be liable under environmental laws for waste disposal and releases into the environment. In addition, our products are subject to regulations regarding emissions and other environmental and safety requirements. While we believe that compliance with existing and proposed environmental and safety regulations will not have a material adverse effect on our financial condition or results of operations, there can be no assurance that future regulations or the cost of complying with existing regulations will not exceed current estimates.

Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2. PROPERTIES
     We have manufacturing and office facilities in Grand Rapids, Minnesota, Cohasset, Minnesota and Casselton, North Dakota. The Grand Rapids facility has been our primary production and office facility since we first occupied the original 40,000 square foot facility in May 1995. The facility was expanded to approximately 100,000 in 1997. In 2006, we expanded this facility again by adding approximately 120,000 square feet of production space. Our Grand Rapids facility also has approximately 10,000 square feet of office space.
     Our facility in Cohasset contains approximately 90,000 square feet of manufacturing space, 18,000 square feet of office and support space and approximately eight acres of land. We purchased and occupied the manufacturing space of this facility in 2004 and have utilized this facility for all of our undercarriage production since that time.
     Our manufacturing and office facility located in Casselton, North Dakota consists of approximately 35,000 square feet of production and warehouse space and approximately 6,000 square feet of office space. We acquired the Casselton property from affiliates of Loegering in connection with our acquisition of Loegering in October 2004.
     We own a facility contiguous to our Grand Rapids facility consisting of seven acres of land and a 10,000 square foot building. We use this facility for engineering, new product development and research and development operations.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
            PURCHASES OF EQUITY SECURITIES
Market Information
     Our Common Stock trades on the Nasdaq Global Market® under the ticker symbol ASVI. The following represents the high and low sales price for the periods indicated:

Year Ended December 31, 2005	High	Low
First Quarter	$24.03	$18.24
Second Quarter	20.73	16.39
Third Quarter	24.69	19.89
Fourth Quarter	27.38	18.50

Year Ended December 31, 2006	High	Low
First Quarter	$35.03	$24.78
Second Quarter	33.61	18.00
Third Quarter	23.42	14.43
Fourth Quarter	18.49	13.61
     The above figures reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.
Holders
     As of February 28, 2007, we had 200 holders of record of our Common Stock. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.
Dividends
     We have never declared or paid a cash dividend on our Common Stock. We currently intend to retain earnings for use in the operation and expansion of our business and to repurchase shares of our common stock.
Purchases of Equity Securities
     There were no repurchases by us of our Common Stock during the quarter ended December 31, 2006.
Item 6. Selected Financial Data
     The following selected consolidated financial date should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The following selected consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006 and 2005, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data presented below for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002, have been derived from the audited consolidated financial statements that are not included in this Annual Report.

(Dollar amounts in thousands,	As of and for the years ended December 31,
except per share data)	2006 (1)	2005	2004(2)	2003	2002
Net Sales	$246,137	$245,082	$160,873	$96,387	$44,237
Net Earnings	22,047	27,898	17,175	8,718	1,353
Net Earnings Per Share-Basic	.82	1.04	.67	.43	.07
Net Earnings Per Share-Diluted	.81	1.01	.64	.39	.07
Total Assets	198,588	183,221	145,275	82,624	57,210
Long-Term Liabilities	40	138	1,874	1,845	1,980
Shareholders’ Equity	176,202	158,087	126,071	72,280	50,467

(1)	Reflects the adoption of SFAS 123R effective January 1, 2006 of $3.0 million.

(2)	Includes the results of operation of Loegering Mfg. Inc. from October 1, 2004 (date of acquisition) to December 31, 2004.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We design, manufacture and sell rubber track machines and related accessories, attachments and traction products. We also manufacture rubber track undercarriages, which are a primary component on Caterpillar’s MTLs. Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping, rental, forestry and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia, New Zealand and Kuwait. The undercarriages sold to Caterpillar are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America. The Vermeer Machines, which incorporate our undercarriages, are available through Vermeer dealers only. Loegering sells its products primarily through independent equipment dealers in North America.
     Our sales growth in 2006 was less than our sales growth in 2005 due to a decrease in domestic construction activity, primarily residential housing construction, along with increased competition as more equipment manufacturers began offering rubber track products. In 2006, our overall sales growth was less than one percent, compared with sales growth of 52% in 2005. The decrease in construction activity reduced our sales of undercarriages to Caterpillar by 18% in 2006. We anticipate that the decrease in construction activity will continue into 2007. We anticipate that our net sales for 2007 will be in the range of $230-260 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and projected future service parts demand.
Critical Accounting Policies
     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, warranty obligations, income taxes and stock-based compensation. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition and Accounts Receivable. ASV recognizes revenue on its product sales when persuasive evidence of an arrangement exists, product has shipped from our plant to the customer, the price is fixed or determinable and collectibility is reasonably assured. We have determined that the time of shipment is the most appropriate point to recognize revenue as the risk of loss passes to the customer when product is placed with a carrier for delivery (i.e., upon shipment). Any post-sale obligations on our part, consisting primarily of warranty obligations, are estimated and accrued for at the time of shipment. We obtain verbal or written purchase authorizations from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Adjustments to slow moving and obsolete inventories to the lower of cost or market are provided based on historical experience and current product demand. We do not believe that our inventories are subject to rapid obsolescence. We evaluate the adequacy of our inventories’ carrying value quarterly.
     Warranties. We provide limited warranties to purchasers of our products which vary by product. Our warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end user. The rubber tracks used on our products carry a pro-rated warranty up to 1,500 hours of usage. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.
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
     Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the year ended December 31, 2006, compensation expense recognized of $3.0 million included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. At December 31, 2006, we had $5.0 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.6 years.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an historical measure of the volatility of our common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is zero as we have not paid dividends. Forfeitures are estimated based on historical experience and current demographics. In 2006, we reduced the contractual life of all newly granted stock options to our employees from seven years to five years.
Results of Operations
     The following table sets forth, for the periods indicated, certain Statements of Earnings data as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Gross profit	23.1	24.6	22.6
Selling, general and administrative expense	9.0	6.7	6.0
Research and development	0.7	0.7	0.7
Operating income	13.4	17.2	16.0
Net earnings	9.0	11.4	10.7

     The following table sets forth product sales data as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004
ASV Machines	52.7%	46.3%	47.5%
OEM Undercarriages	24.8	30.5	33.6
Parts and other	12.4	13.3	14.7
Loegering	10.1	9.9	4.2
     Net Sales. For the year ended December 31, 2006, net sales increased 0.4% to $246.1 million, compared with $245.1 million for 2005. This increase was primarily the result of four offsetting factors. First, sales of our machines increased 14% due to the addition of the SR-70 and SR-80 to the ASV product line in 2006, a 37% increase in the number of ASV dealer storefronts at December 31, 2006 as compared to December 31, 2005 and a greater concentration of larger machines sold in 2006 as compared to 2005. Sales of ASV machines represented 52.7%, or $129.8 million, of our sales in 2006, compared with 46.4%, or $113.8 million, in 2005. Second, sales of Loegering’s products totaled $24.9 million for 2006, or 10.1% of net sales, compared with $24.3 million, or 9.9% of net sales, for 2005. This increase was due to VTS product line sales which increased 30% and offset an expected decline in the sale of over-the-tire steel tracks in 2006. The VTS rubber track undercarriage product line accounted for 75% of Loegering’s net sales in 2006, compared with 59% of Loegering’s net sales in 2005. Third, sales to international customers increased 68% in 2006 to $25.8 million, compared with $15.4 million in 2005, due to our efforts to expand our presence outside the United States. Offsetting our overall sales increase was a decrease in our OEM undercarriage sales, which include sales to both Caterpillar and Vermeer. For 2006, undercarriage sales decreased 18%, to $61.1 million, or 24.8% of net sales, compared with $74.9 million, or 30.6% of net sales, for 2005. This decrease was primarily the result of decreased orders from Caterpillar, along with the planned price reduction on one model of Caterpillar MTL undercarriage on January 1, 2006. Sales of service parts and other items decreased 6% to $30.4 million for 2006, compared with $32.1 million for 2005. We believe this lower level of sales was due to a lower overall level of construction activity in the second half of 2006 which resulted in lower machine usage, greater longevity of our undercarriage components and the implementation of lower pricing for Caterpillar parts effective November 2005.
     Net sales for the year ended December 31, 2005 increased 52% to $245.1 million, compared with $160.9 million for 2004. This increase was primarily the result of four factors. First, sales of our Posi-Track products increased 45% due to a greater number of Posi-Track dealers in 2005, the addition of one new model, the RCV, which went into production in the second quarter of 2005, and additional sales to the hurricane stricken areas in the United States. The number of Posi-Track dealers increased 20% in 2005, with the majority of dealers added in North America. Second, sales from Loegering (acquired in October 2004) totaled $24.3 million for 2005, compared to $6.8 million for the three month period in 2004. Third, sales of our undercarriages to Caterpillar for use on its MTL product line increased 39% for 2005 compared with 2004 due to greater demand for the MTL products. Finally, sales of service parts and other items increased 48% in 2005 compared to 2004 due primarily to the increased population of machines and undercarriages in service that consume service parts.
     Gross Profit. Gross profit for the year ended December 31, 2006 decreased to $56.8 million, compared with $60.3 million for 2005, as the gross profit percentage decreased to 23.1% in 2006 compared with 24.6% in 2005. The decrease in gross profit percentage was due to several offsetting factors. First, the introductory pricing on the SR-70 and SR-80 models through approximately the middle of the third quarter of 2006, together with higher than expected costs on certain SR product line components and normal start-up inefficiencies experienced during the initial production of the SR-70 and SR-80, caused those models to be sold at less than average gross profit percentages. Also contributing to the decreased gross profit percentage was a greater use of retail finance incentives during 2006 and changes in the mix of Loegering product sales in 2006. In addition, gross profit percentage was negatively affected by planned decreases in the selling price (and ultimately the gross profit percentage) of one model undercarriage we sell to Caterpillar on January 1, 2006 and service parts we sell to Caterpillar as of November 1, 2005. Partially offsetting these decreases was the 3% list price increase that was put in place for all ASV R-Series machines ordered after January 1, 2006 and a 4-5% list price increase on our SR-70 and SR-80 models effective August 1, 2006. Also, we believe a change in the sales mix of machines sold in 2006 offset some of our gross profit percentage decrease as we experienced a greater concentration of sales of higher priced machines in 2006 as compared to 2005. In addition, more of these machines were sold with additional accessories, such as cabs and air conditioning, in 2006 as compared to 2005. Both of these factors helped offset our decreased gross profit percentage, as these machines and accessories carry a greater than average gross profit percentage. Based on our anticipated sales levels for 2007, we anticipate our gross profit percentage for fiscal 2007 will be in the range of 23.0-23.5%.

     For the year ended December 31, 2005, gross profit increased to $60.3 million, compared with $36.4 million for 2004, and the gross profit percentage increased from 22.6% in 2004 to 24.6% in 2005. The increase in gross profit was due primarily to the increased sales we experienced during 2005 as discussed above. The increase in gross profit percentage was due to several offsetting factors. First, we believe the 3% list price increase that was put in place for all Posi-Track machines ordered after February 15, 2005 contributed to the increase in gross profit percentage for 2005. Second, we believe that our gross profit percentage increased due to a change in the sales mix for 2005. We experienced a greater concentration of sales of higher priced machines, primarily the RCV and the RC-100, in 2005 as compared to 2004. In addition, more of these machines were sold with additional accessories, such as cabs and air conditioning, in 2005 as compared to 2004. Both of these factors increased our gross profit percentage, as these machines and accessories carry a greater than average gross profit percentage. Also contributing to the increase in 2005 was the increase in the sale of service parts, which generally carry a higher gross profit percentage than machines. In addition, the inclusion of Loegering’s sales for the entire 2005 fiscal year helped increase the overall gross profit percentage as Loegering’s products carry a higher gross profit percentage, on average, than ASV products. Third, we believe operational efficiencies obtained from higher production volumes helped increase the gross profit percentage in 2005. Offsetting these increases were planned decreases in the selling price (and ultimately the gross profit percentage) of undercarriages to Caterpillar on January 1, 2005 for two of the three undercarriage models sold to Caterpillar and service parts as of November 1, 2005. Finally, our gross profit percentage was also negatively affected by steel surcharges of $5.6 million in 2005, compared with $2.4 million in 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22.0 million in 2006, or 9.0% of net sales, compared with $16.5 million, or 6.7% of net sales, for 2005. The increase was due primarily to the inclusion of $3.0 million of stock-based compensation expenses due to the adoption of SFAS 123R on January 1, 2006. In addition, we experienced increases in sales-related expenses, and expenses related to the addition of personnel to facilitate our anticipated future growth. We anticipate that our selling, general and administrative expenses, including stock-based compensation expense of approximately $3 million, will be in the range 9.3-10.4% of net sales for fiscal 2007.
     For the year ended December 31, 2005, selling, general and administrative expenses increased to $16.5 million, or 6.7% of net sales, compared with $9.6 million, or 6.0% of net sales, for 2004. The increase was due primarily to the inclusion of Loegering, which does not yet experience the same degree of leverage as we do. Loegering’s selling, general and administrative expenses totaled $4.6 million for 2005, compared with $842,000 for the three months Loegering’s operations were included with ours for 2004. In addition, selling, general and administrative expenses increased due to increased sales commissions from the increased sales of our Posi-Track products of approximately $1.4 million, increased advertising and promotion costs to promote the technology benefits of our products of approximately $661,000 and the overall increase in the volume of our business.
     Research and Development. Research and development expenses remained constant at $1.7 million for 2006 and 2005. Our efforts in 2006 were focused on the new SR machines and the Scout SC-50 utility vehicle and other research and development related efforts. We anticipate that our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology, and will be in the range of 1.0-1.2% of net sales for fiscal 2007.
     For the year ended December 31, 2005, research and development expenses increased to $1.7 million, compared with $1.1 million for 2004. The increase was due to the on-going development of new products (namely the SR-70 and SR-80) and additional applications of our track technology (such as undercarriages for the Vermeer Machines). We also developed a smaller version of the Loegering VTS product, which went into production in the third quarter of 2005.
     Other Income (Expense). Other income (expense) was $1.7 million for both 2006 and 2005. We had increased interest income in 2006 from increased short-term interest rates in 2006. We also had no interest expense in 2006 as we paid off all of our interest-bearing debt in late 2005 and early 2006 with available funds. In addition, we did not experience any gain in 2006 from the sale of Loegering’s snowblower product line like we did in 2005.
     For the year ended December 31, 2005, other income was $1.7 million, compared with $737,000 for 2004. This increase was due primarily to greater funds available for investment and increased short-term interest rates in 2005. Funds increased in 2005 due to proceeds received from the exercise of employee stock options and net earnings generated in 2005 and 2004. In addition, Loegering sold the intellectual property and the tangible personal property related to its snowblower product line to Caterpillar in 2005 for $350,000, resulting in a gain of $325,000.

     Net Earnings. Net earnings were $22.0 million for the year ended December 31, 2006, compared with $27.9 million for the year ended December 31, 2005. The decrease was primarily due to a lower gross profit percentage, increased operating expenses and a higher effective tax rate, offset in part by slightly increased sales and slightly higher non-operating income. Based on our anticipated sales, gross profit and expense levels for 2007, we anticipate that our diluted earnings per share will be in the range of $0.68-$0.87. This estimate includes stock-based compensation related expenses of $.07 per diluted share.
     For the year ended December 31, 2005, net earnings were $27.9 million, compared with $17.2 million for 2004. The increase was primarily a result of increased sales with an increased gross profit percentage and increased non-operating income, offset in part by increased operating expenses and a higher effective income tax rate.
Liquidity and Capital Resources
     For the year ended December 31, 2006, we used $18.4 million of cash and cash equivalents compared with generating $8.1 million of cash and cash equivalents for the year ended December 31, 2005. During 2006, we generated $6.3 million of cash from operations, as profitability and increased non-cash expenses were offset in part by increased inventory levels from lower than expected sales levels. We used $16.5 million of cash in investing activities during 2006, as we invested $11.3 million to purchase property and equipment, the majority of which was for the expansion of our Grand Rapids manufacturing facility. We also purchased $6.2 million of long-term investments in 2006 with available cash. This cash use was partially offset by a reduction in our short-term investments. Financing activities used $8.4 million of cash as we completed a $10 million stock buyback program in 2006, offset in part from the exercise of stock options by employees and directors.
     Our inventory levels increased from $52.4 million at December 31, 2005 to $71.4 million at December 31, 2006. This increase was caused by the decreased demand for our ASV machines and also the decreased undercarriage orders from Caterpillar. Certain of our higher cost raw material items have long lead times for which we are not able to immediately cease incoming shipments. Our goal is to increase our inventory turns from 2.65 turns at December 31, 2006 to 3.5 turns at December 31, 2007 through better management of incoming raw materials and decreased finished goods levels.
     During 2006, we had capital expenditures of $11.3 million for property and equipment, the majority of which was for the expansion of our Grand Rapids manufacturing facility. For 2007, we anticipate that our capital expenditures will be $3 million.
     As previously discussed, our Board of Directors approved a $50 million stock buyback plan in October 2006. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that we may repurchase $10-15 million of our common stock under this plan in 2007. We intend to fund the repurchases with available cash and investments, as well as cash generated from operations.
Table of Contractual Commitments
     The following table represents our contractual obligations at December 31, 2006:

	Payments due by period (000’s omitted)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$77	$37	$40	$—	$—
Operating Leases	218	63	149	6	—
Purchase Obligations	44,101	44,101	—	—	—
Financing Guarantee	35	35	—	—	—

Total	$44,431	$44,236	$189	$6	$—

     Purchase obligations represent the total value of all open purchase orders for the purchase of raw materials and components used in the manufacture of our products as of December 31, 2006. Our financing guarantee is described in Note J to the financial statements filed in connection with this Annual Report on Form 10-K.
Caterpillar Supply Agreement
     On September 29, 2005 we signed a five-year Supply Agreement with Caterpillar, effective November 1, 2005. The Supply Agreement replaces the Alliance Agreement, which expired October 31, 2005. The key terms of the Supply Agreement are as follows:
     Scope:
•	Consistent with the original Alliance Agreement, Caterpillar will purchase from us 100% of its undercarriage requirements for current and certain future Caterpillar MTLs.

•	If Caterpillar chooses to manufacture MTLs outside North America for non-North American markets, Caterpillar will purchase from us 100% of its undercarriage requirements for these MTLs, provided we meet certain capacity requirements and local requirements for the applicable geographic area.

•	Should we choose not to supply undercarriages to Caterpillar for these non-North American sales, we would grant a royalty-bearing license to Caterpillar to use our intellectual property to manufacture undercarriages for use on MTLs manufactured outside North America for the non-North American markets.

•	Caterpillar will continue to purchase 100% of its requirements for proprietary original equipment manufacturer aftermarket service parts from us.

•	We will continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs.

•	We will continue to utilize Caterpillar components in the manufacture of our products.
     Term:
•	The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010.

•	The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.
     Pricing:
•	The Supply Agreement calls for specified prices for the undercarriages we sell to Caterpillar for the life of the contract, subject to mutually agreed adjustments for abnormal cost changes outside of our control due to certain cost fluctuations.
     Along with the new Supply Agreement, Caterpillar entered into a Registration Rights Agreement with us that provides Caterpillar registration rights for the unregistered shares of our Common Stock that it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of its ASV shares prior to January 1, 2009.
Customer Note Receivable
     Included in accounts receivable and other non-current assets at December 31, 2006 is a note receivable for $549,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of February 28, 2007, the customer is current on the amount owed us under this note.
Off-Balance Sheet Arrangements
     We have guaranteed the repayment of a note made by a customer to a non-affiliated finance company for payment of amounts owed to us by this customer. To determine the value of the financing guarantee, the lending institution provided us with the cost of the financing both with and without the guarantee. This differential was used to determine the amount of the financing guarantee of $35,000. This amount was recorded as a reduction of net sales for the year ended December 31, 2003, when the note and guarantee were entered into. A similar amount has been included in other accrued liabilities since December 31, 2003. The balance of this note at December 31, 2006 was $97,000. As of February 28, 2007, the customer is current on the amounts owed to the finance company under this note.

Relationship with Finance Companies
     We have an agreement with CIT to operate ASV Capital, a private label finance program, to offer wholesale and retail financing options on the sale of our Posi-Track products. Representatives of ASV and CIT will make joint credit decisions, with CIT retaining the risk of the credit portfolio. We have no ownership in ASV Capital and do not share in the profit or loss of ASV Capital. We also have a relationship with one other finance company that finances the sale of our products.
     By using these finance companies, we receive payment for our products shortly after their shipment. We pay a portion of the interest cost associated with financing these shipments that would normally be paid by the customer, over a period generally ranging from three to twelve months depending on the amount of down payment made by the customer. We are also providing twelve-month terms for one machine to be used for demonstration purposes for each qualifying dealer. In addition, we offer, from time to time, extended term financing on the sale of certain products to our dealers for periods ranging from 90 days to one year.
New Accounting Pronouncements
     Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements : In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.
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
     Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.
     The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on our financial position and results of operations has not been finalized.

Cash Requirements
     We believe that the cash expected to be generated from operations, combined with our existing cash, cash equivalents and investments, will satisfy our projected working capital needs, our plans for stock buyback, our plans for capital expenditures and other cash requirements for the next twelve months and for the foreseeable future.
Forward-Looking Statements
     The statements set forth above under “Results of Operations” and elsewhere in this Annual Report on Form 10-K regarding the effect of new accounting pronouncements, our future sales levels, our sales to Caterpillar, gross profit percentage, earnings per share, new product availability, product mix, profitability, expense levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines, market acceptance of the machines, unanticipated actions of competitors, deterioration of the general market and economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer and the other factors described in Item 1A. “Risk Factors”. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and do not anticipate making such investments in the future. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, we invest in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, our exposure to market risk is not material.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial Statements
     The following financial statements are attached as a separate section on pages F-1 through F-18 following the signature page to this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
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
     Management’s Annual Report on Internal Control over Financial Reporting – Management’s Annual Report on Internal Control over Financial Reporting appears on page F-17.
     Attestation Report of the Registered Public Accounting Firm – The attestation report of Grant Thornton LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided on page F-18.
     Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the fourth fiscal quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to the sections entitled “Corporate Governance – Director Nominees and Executive Officers,” “Corporate Governance – Board Meetings and Committees,” “Corporate Governance – Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
               STOCKHOLDER MATTERS
     Equity Compensation Plan Information
     The following table summarizes as of December 31, 2006 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,974,813	$13.15	3,357,875

Equity compensation plans not approved by security holders	—	n/a	—

Total	1,974,813	$13.15	3,357,875

     The other information required by Item 12 is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board Independence” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the sections entitled “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by our Independent Registered Public Accounting Firm” in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of our fiscal year end.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial Statements
     The financial statements filed as part of this report are listed under Item 8 in this Annual Report on Form 10-K.
Financial Statement Schedules
The following item is attached as a separate section on page S-1 following the financial statements included in this Annual Report on Form 10-K:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004
     Exhibits

2.1	Merger Agreement, dated as of October 1, 2004 by and among the Company, Loegering Mfg, Inc., LMI Merger Corp., The Marilyn A. Loegering Revocable Trust and Marilyn A. Loegering (h)

3.1	Third Restated Articles of Incorporation of the Company (o)

3.2	Bylaws of the Company (a)

3.3	Amendment to Bylaws of the Company adopted April 13, 1999 (e)

4.1	Specimen form of the Company’s Common Stock Certificate (a)

10.1*	1996 Incentive and Stock Option Plan (c)

10.2*	Employment Agreement dated October 17, 1994 between the Company and Thomas R. Karges (b)

10.3*	Amendment to 1996 Incentive and Stock Option Plan (d)

10.4*	1998 Non-Employee Director Stock Option Plan (d)

10.5*	Amendment to 1998 Non-Employee Director Stock Option Plan (f)

10.6*	2004 Stock Incentive Plan (g)

10.7*	Form of Incentive Stock Option Agreement used for grants made under the Company’s 1996 and 2004 Stock Option Plans (i)

10.8*	Summary of Board of Director Compensation for the Company (j)

10.9**	Purchase Agreement between the Company and Caterpillar Inc. effective November 1, 2005 (l)

10.10	Registration Rights Agreement between the Company and Caterpillar Inc., effective November 1, 2005 (k)

10.11**	Commercial Alliance Agreement between the Company and Vermeer Manufacturing Inc. dated September 23, 2005 (k)

10.12*	Description of the Company’s 2006 Bonus Plan for certain executive officers (m)

10.13*	Agreement between Caterpillar Inc. and Richard A. Benson, effective as of May 3, 2006 (n)

10.14*	Employment and Supplement Executive Retirement Pay Agreement between Mark Glasnapp and the Company, effective as of July 12, 2004 (n)

11	Statement re: Computation of Per Share Earnings

21	Subsidiaries

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 (File No. 33-61284C) filed November 11, 1994.

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-25620) filed electronically August 13, 1997.

(d)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 1997 (File No. 0-25620) filed electronically April 28, 1998.

(e)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-25620) filed electronically November 12, 1999.

(f)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-25620) filed electronically August 10, 2000.

(g)	Incorporated by reference to the Company’s Definitive Proxy Statement for the year ended December 31, 2003 (File No. 0-25620) filed electronically April 29, 2004.

(h)	Incorporated by reference to the Company’s Current Report on Form 8-K (File NO. 0-25620) filed electronically October 7, 2004.

(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-25620) filed electronically November 10, 2004.

(j)	Incorporated by reference to the Company’s Current Report on Form 8-K filed electronically July 18, 2005.

(k)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 0-25620) filed electronically November 9, 2005.

(l)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 (File No. 0-25620) filed electronically November 14, 2005.

(m)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed electronically April 17, 2006.

(n)	Incorporated by reference to the Company’s Current Report on Form 8-K filed electronically May 8, 2006.

(o)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-25620) filed electronically August 9, 2006.

*	Indicates management contract or compensation plan or arrangement.

**	Certain information contained in this document has been omitted and filed separately accompanied by a confidential request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

A.S.V., Inc.

By: /s/ Richard A. Benson Richard A. Benson, Chief Executive Officer	Date: March 15, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard A. Benson Richard A. Benson, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	Date: March 15, 2007

/s/ Thomas R. Karges	Date: March 15, 2007
Thomas R. Karges, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)

/s/ Jerome T. Miner	Date: March 14, 2007
Jerome T. Miner, Vice-Chairman of the Board and Director

/s/ James H. Dahl	Date: March 13, 2007
James Dahl, Director

/s/ Leland T. Lynch	Date: March 14, 2007
Leland T. Lynch, Director

/s/ Karlin S. Symons	Date: March 15, 2007
Karlin S. Symons, Director

/s/ Bruce D. Iserman	Date: March 14, 2007
Bruce D. Iserman, Director

/s/ Kenneth J. Zika	Date: March 13, 2007
Kenneth J. Zika, Director

A.S.V., Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except share data)

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,090	$35,517
Short-term investments	220	1,224
Accounts receivable (net of allowance for doubtful accounts of $597 in 2006; $547 in 2005)
Trade	39,777	33,706
Caterpillar Inc.	4,407	10,087
Inventories	71,384	52,362
Deferred income taxes	4,840	3,545
Other current assets	903	1,083

Total current assets	138,621	137,524

PROPERTY AND EQUIPMENT, net	29,342	20,907

LONG-TERM INVESTMENTS	14,155	7,995

OTHER NON-CURRENT ASSETS	313	535

INTANGIBLES, net	7,771	7,874

GOODWILL	8,386	8,386

	$198,588	$183,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$37	$71
Accounts payable
Trade	10,660	14,031
Caterpillar Inc.	857	1,467
Accrued liabilities
Warranties	5,894	5,077
Other	2,582	2,195
Income taxes payable	686	855

Total current liabilities	20,716	23,696

LONG-TERM LIABILITIES, less current portion	40	138

DEFERRED INCOME TAXES	1,630	1,300

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 70,000,000 shares authorized; shares issued and outstanding – 26,716,420 in 2006; 26,988,187 in 2005	267	270
Additional paid-in capital	88,398	92,327
Retained earnings	87,537	65,490

	176,202	158,087

	$198,588	$183,221

The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

	2006	2005	2004
Net sales
Trade	$164,750	$149,882	$95,798
Caterpillar Inc.	81,387	95,200	65,075

Total net sales	246,137	245,082	160,873

Cost of goods sold	189,345	184,799	124,473

Gross profit	56,792	60,283	36,400

Operating expenses
Selling, general and administrative	22,048	16,468	9,605
Research and development	1,692	1,721	1,107

Operating income	33,052	42,094	25,688

Other income (expense)
Interest expense	—	(108)	(124)
Interest income	1,685	1,372	833
Other, net	40	390	28

Income before income taxes	34,777	43,748	26,425

Provision for income taxes	12,730	15,850	9,250

NET EARNINGS	$22,047	$27,898	$17,175

Net earnings per common share
Basic	$.82	$1.04	$.67

Diluted	$.81	$1.01	$.64

Weighted average number of common shares outstanding
Basic	26,860,199	26,820,216	25,471,998

Diluted	27,288,972	27,725,241	26,825,000

The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

			Additional
	Common stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total
Balance at December 31, 2003	22,107,176	$221	$51,641	$20,417	$72,279
Issuance of common stock, net of issuance costs	3,936,946	39	36,529	—	36,568
Exercise of stock options, net of issuance costs	780,500	8	6,158	—	6,166
Tax benefit from exercise of stock options	—	—	3,400	—	3,400
Cost of shares and warrant retired	(151,308)	(1)	(9,516)	—	(9,517)
Net earnings	—	—	—	17,175	17,175

Balance at December 31, 2004	26,673,314	267	88,212	37,592	126,071
Exercise of stock options, net	320,470	3	2,662	—	2,665
Tax benefit from exercise of stock options	—	—	1,570	—	1,570
Cost of shares retired	(5,597)	—	(117)	—	(117)
Net earnings	—	—	—	27,898	27,898

Balance at December 31, 2005	26,988,187	270	92,327	65,490	158,087
Exercise of stock options, net	229,082	2	1,816	—	1,818
Stock option expense			2,991		2,991
Tax benefit from exercise of stock options	—	—	1,310	—	1,310
Cost of shares retired	(500,849)	(5)	(10,046)	—	(10,051)
Net earnings	—	—	—	22,047	22,047

Balance at December 31, 2006	26,716,420	$267	$88,398	$87,537	$176,202

The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$22,047	$27,898	$17,175
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,865	2,109	1,120
Amortization of intangibles	103	103	26
Deferred income taxes	(965)	(1,070)	225
Stock-based compensation expense	2,991	—	—
Tax benefit from stock option exercises	1,310	1,570	3,400
Gain on sale of product line	—	(325)	—
Changes in operating assets and liabilities, net of effects of purchase of Loegering Mfg, Inc.:
Accounts receivable	(391)	(7,361)	(19,240)
Inventories	(19,022)	(17,529)	(3,344)
Other assets	402	148	2,179
Accounts payable	(3,981)	4,046	3,087
Accrued liabilities	1,204	2,777	1,397
Income taxes	(169)	321	534

Net cash provided by operating activities	6,394	12,687	6,559

Cash flows from investing activities:
Purchase of property and equipment	(11,300)	(11,908)	(4,653)
Proceeds from sale of product line	—	350	—
Cash paid for purchase of Loegering Mfg. Inc.	—	—	(3,480)
Purchase of long-term investments	(6,160)	(2,082)	(5,913)
Purchase of short-term investments	(220)	(1,224)	(9,563)
Redemption of short-term investments	1,224	9,562	2,306

Net cash used in investing activities	(16,456)	(5,302)	(21,303)

Cash flows from financing activities:
Proceeds from long-term liabilities	—	—	100
Principal payments on long-term liabilities	(132)	(1,854)	(737)
Principal payments on short-term note payable	—	—	(3,050)
Proceeds from issuance of common stock	—	—	21,818
Proceeds from exercise of stock options and warrant	1,818	2,665	6,166
Retirement of common stock and warrant	(10,051)	(117)	(9,518)

Net cash provided by (used in) financing activities	(8,365)	694	14,779

Net increase (decrease) in cash and cash equivalents	(18,427)	8,079	35

Cash and cash equivalents at beginning of year	35,517	27,438	27,403

Cash and cash equivalents at end of year	$17,090	$35,517	$27,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$118	$131
Cash paid for income taxes	$12,544	$15,029	$5,044

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for purchase of Loegering Mfg. Inc.	$—	$—	$14,750
The accompanying notes are an integral part of these financial statements.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company designs and manufactures track-driven, all-season vehicles, related accessories, traction products and attachments in northern Minnesota and eastern North Dakota. The Company sells its products through independent dealers in the United States, Canada, Australia, New Zealand and Kuwait. The Company also sells its undercarriage products to original equipment manufacturers in the United States.
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
Revenue Recognition
ASV recognizes revenue on its product sales when persuasive evidence of an arrangement exists, product has shipped from our plant to the customer, the price is fixed or determinable and collectibility is reasonably assured. We obtain verbal or written purchase authorizations from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment to the customer. Sales to customers outside the United States accounted for 10%, 6% and 9% of our net sales in 2006, 2005 and 2004, respectively.
Fair Value of Financial Instruments
The financial statements include the following financial instruments: cash equivalents, investments, accounts receivable and accounts payable. At December 31, 2006 and 2005, the fair values of these financial instruments are not significantly different than their balance sheet carrying amounts.
Cash and Cash Equivalents
All highly liquid temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2006 and 2005, we had cash equivalents of approximately $17,779 and $38,611, which consisted of two money market accounts and various tax-exempt cash equivalents. The fair value of these investments approximates cost. We maintain cash balances at two financial institutions and, at times, these balances may be in excess of federally insured limits.
Investments
Short-term investments consist of bank certificates of deposit which mature in 2007. We consider our short-term investments as “available-for-sale.” At December 31, 2006 and 2005, cost was equal to fair value and no amount was included as a separate component of shareholders’ equity.
Long-term investments consist primarily of U.S. Treasury notes and municipal bonds which mature in 2008-2010. We consider our long-term investments as “held-to-maturity” as management has the intent and ability to hold these investments to maturity. These investments are carried at amortized cost. At December 31, 2006, the fair value of our long-term investments was $14,178, with a gross unrealized loss of $197.
Accounts Receivable
We grant credit to customers in the normal course of business. Management performs on-going credit evaluations of customers. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Changes in our allowance for doubtful accounts are as follows:

	December 31,
	2006	2005
Balance, beginning of year	$547	$296
Bad debt expense	863	346
Accounts written off	(813)	(95)

Balance, end of year	$597	$547

We have a note receivable at December 31, 2006 for approximately $549 from a customer, with the current portion included in accounts receivable and the long-term portion included in other non-current assets in the accompanying balance sheets. The note bears interest at 6% and is due in monthly installments through January 2009.
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
Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our property and equipment and our intangible assets to determine whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.
Intangibles
Our intangible assets include patents granted, patent applications, trade name, trade dress and trademarks. All of the intangibles represent the value assigned to the respective assets from our 2004 acquisition of Loegering Mfg. Inc. Patents granted are being amortized over the remaining life of the patent, ranging from 6 – 15 years. All other intangibles are not being amortized as they are believed to have an indefinite life. Amortization expense was $103 for 2006 and 2005 and $26 for 2004. Accumulated amortization was $232 and $129 at December 31, 2006 and 2005.
Expected future amortization of intangible assets is as follows:

Year ending December 31,
2007	$103
2008	$103
2009	$103
2010	$103
2011	$103

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Loegering Mfg. Inc. The carrying value of goodwill is tested for impairment on an annual basis (most recently as of September 30, 2006) or when factors indicating impairment are present.
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
Warranties
We provide a limited warranty to our customers. Provision for estimated warranty cost is recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability may be required.
Changes in our warranty liability are as follows:

	December 31,
	2006	2005
Balance, beginning of year	$5,077	$3,078
Expense for new warranties issued	3,949	5,403
Warranty claims	(3,132)	(3,404)

Balance, end of year	$5,894	$5,077

Advertising Expense
Advertising is expensed as incurred. Advertising expenses were approximately $1,392, $1,346 and $776 for 2006, 2005 and 2004, respectively.
Shipping Costs
We include shipping costs incurred in connection with the distribution of our products in selling, general and administrative expenses. Shipping costs were approximately $3,925, $4,001 and $2,066 for 2006, 2005 and 2004, respectively.
Research and Development
All research and development costs are expensed as incurred.
Employee Savings and Profit Sharing Plan
We have employee savings and profit sharing plans which permit participant salary deferrals up to certain limits set by law as well as discretionary Company contributions. The Plans cover employees who have met minimum age and service requirements, as defined in the Plans. Our contributions were approximately $220, $186 and $94 for 2006, 2005 and 2004, respectively.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified-prospective transition method. Under this transition method, results for prior periods have not been restated. For the year ended December 31, 2006, compensation expense recognized included the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an historical measure of the volatility of our common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is zero as we have not paid dividends. Forfeitures are estimated based on historical experience and current demographics. See Note G for additional information regarding stock-based compensation.
Prior to the adoption of SFAS 123(R), we presented tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation expense recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount, if any, is shown as excess tax benefit from stock-based compensation in the Consolidated Statements of Cash Flows.
Net Earnings Per Common Share
Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and common stock equivalents relating to stock options and warrants, when dilutive.
Summarized below are the number of common stock equivalents that were included in the computation of diluted net earnings per share, along with the number of anti-dilutive options for the years presented.

	Year ended December 31,
	2006	2005	2004
Common stock equivalents	428,773	905,025	1,353,002
Anti-dilutive options	861,263	—	—
Use of Estimates
Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. We consider our material estimates to include our allowance for doubtful accounts receivable, lower of cost or market allowance for inventory, accrued warranty, income taxes and stock-based compensation. Actual results could differ from these estimates.
Segment Information
We operate in one business segment, the design, manufacture and sale of track-driven, all-season vehicles, related accessories, traction products and attachments. Our operations are treated as one operating segment, as we report profit and loss information on an aggregate basis to our chief operating decision maker. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and do not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
New Accounting Pronouncements
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements : In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice regarding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.
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
Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial statements.
The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on our financial position and results of operations has not been finalized.
NOTE B — ACQUISITION
On October 1, 2004, we acquired 100% of the outstanding common stock of Loegering Mfg. Inc. The results of Loegering’s operations have been included in our consolidated financial statements since that date. Loegering is a provider of traction products and attachments for the skid-steer industry.
The aggregate purchase price was $18.23 million, consisting of $3.48 million in cash and approximately 430,000 shares of our common stock valued at $14.75 million. The value of the common shares issued was determined based on the average closing market price for the 15-day period prior to October 1, 2004. In a related transaction, we acquired real property representing Loegering’s manufacturing facility from Loegering affiliates for $1.57 million.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, October 1, 2004:

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE B — ACQUISITION — Continued

Current assets	$7,117
Equipment	1,444
Non-current assets	123
Intangible assets	8,028
Goodwill	8,386

Total assets acquired	25,098

Current liabilities	6,603
Long-term debt	265

Total liabilities assumed	6,868

Net assets acquired	$18,230

Of the $8,028 of acquired intangible assets, $5,334 was assigned to registered trademarks and trade dress and $1,849 was assigned to patent applications. Both assets are not subject to amortization. The remaining $845 was assigned to patents, which are being amortized over their useful lives of 8-17 years.
The following represents our results of operation for the year ended December 31, 2004 as though the acquisition had been completed as of January 1, 2003:

Net sales	$171,167
Income before income taxes	25,710
Net earnings	$16,721

Net earnings per share
Basic	$0.64

Diluted	$0.61

NOTE C — INVENTORIES
     Inventories consist of the following:

	December 31,
	2006	2005
Raw materials, service parts and work-in-process	$53,390	$42,122
Finished goods	16,682	8,922
Used equipment held for resale	1,312	1,318

	$71,384	$52,362

NOTE D — PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

	December 31,
	2006	2005
Land	$717	$694
Buildings and improvements	14,085	7,533
Tooling	6,621	5,103
Machinery and equipment	16,169	13,006
Vehicles	452	421

	38,044	26,757
Less accumulated depreciation	8,702	5,850

	$29,342	$20,907

      In 2006, we expanded our Grand Rapids, Minnesota manufacturing facility at a cost of approximately $6.3 million.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE E — INCOME TAXES
     The provision for income taxes consists of the following:

	Year ended December 31,
	2006	2005	2004
Current
Federal	$12,175	$15,240	$8,300
State	1,520	1,680	725

	13,695	16,920	9,025
Deferred	(965)	(1,070)	225

	$12,730	$15,850	$9,250

     Deferred income taxes relate to the tax effect of temporary differences as follows:

	December 31,
	2006	2005
Current Assets:
Allowance for doubtful accounts	$210	$190
Inventory	1,745	1,190
Accrued warranty	2,170	1,865
Non-statutory stock options	495	—
Other reserves and accruals	220	300

	$4,840	$3,545

Long-Term Liabilities:
Depreciation	$1,630	$1,300

     The following is a reconciliation of the Federal statutory income tax rate to the effective tax rate:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.3	2.0
Research and development tax credit	(0.7)	(0.3)	(1.2)
Foreign tax benefits	(0.7)	(0.4)	(0.4)
Domestic production activity deduction	(0.6)	(0.7)	—
Other	0.8	0.3	(0.4)

	36.6%	36.2%	35.7%

We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital. The total income tax benefit from the exercise or early disposition of certain stock options was $1,310, $1,570 and $3,400 for the years ended December 30, 2006, 2005 and 2004.
NOTE F —TRANSACTIONS WITH CATERPILLAR
On September 29, 2005 we signed a five-year Supply Agreement with Caterpillar Inc. (“Caterpillar”), effective November 1, 2005. Caterpillar owned 23.5% of our outstanding common stock at December 31, 2006, which was acquired during the period 1999 through 2004 through direct purchases from us, the partial exercise of a warrant and open market purchases. The Supply Agreement replaced the Multi-Terrain Rubber-Tracked Loader Agreement, which expired October 31, 2005. Under the Supply Agreement, Caterpillar will purchase 100% of its undercarriage and original equipment manufacturer service parts requirements for current and specified future Caterpillar Multi-Terrain Loaders (MTL), as defined, from us. We continue to be allowed to sell our rubber track undercarriages to other equipment manufacturers for machines that do not compete with Caterpillar’s MTLs and we will continue to utilize Caterpillar components in the manufacture of our products. The Supply Agreement commenced on November 1, 2005 and will continue through November 1, 2010. The Supply Agreement will automatically renew for successive one-year renewal terms unless either party provides at least six months prior written notice of termination.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE F —TRANSACTIONS WITH CATERPILLAR — Continued
In connection with the Supply Agreement entered into with Caterpillar, all agreements previously entered into between ASV and Caterpillar were terminated. The terminated agreements include the Securities Purchase Agreement, the Commercial Alliance Agreement, the Marketing Agreement, the Trademark and Trade Dress License Agreement, the Management Services Agreement and the Multi-Terrain Rubber-Tracked Loader Alliance Agreement.
Along with the Supply Agreement, ASV and Caterpillar entered into a Registration Rights Agreement that provides Caterpillar registration rights for shares of unregistered ASV common stock it currently holds. However, so long as the Supply Agreement remains in effect, Caterpillar has agreed not to sell or dispose of any of our shares prior to January 1, 2009. In addition, as part of the Registration Rights Agreement, Caterpillar retained its ability to designate director nominees to our Board of Directors in proportion to its ownership of shares in ASV, similar to the rights it held under its prior agreement with ASV. Caterpillar currently has designated one director nominee, although their percentage ownership allows for two members.
We purchase parts used in our products from Caterpillar. In addition, we utilize Caterpillar’s warranty processing system to handle warranty claims on its machines and reimburse Caterpillar for the warranty expense incurred by Caterpillar dealers. We also reimburse Caterpillar for the salary-related costs of Caterpillar employees that work on the Company’s behalf. During 2006, 2005 and 2004, total parts purchases, salary and warranty reimbursements were approximately $13,450, $8,412 and $7,920, respectively.
NOTE G — STOCK-BASED COMPENSATION
At December 31, 2006, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five or seven years and provide for accelerated vesting if there is a change in control, as defined. At December 31, 2006, we had 3,358,000 shares available for future grant under our three stock option plans.
On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, be recognized in the income statement as an operating expense based on their fair value over the requisite service period. Accordingly, for the year ended December 31, 2006, we recorded compensation expense of $2,974 ($1,885 net of income taxes), which has been included in selling, general and administrative expenses. Prior to adopting SFAS 123R, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net earnings for periods prior to 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
As a result of the adoption of SFAS 123R, our financial results were lower than under our previous accounting method for stock-based compensation by the following amounts for the year ended December 31, 2006:

Income before income taxes	$2,974
Net income	$1,885
Earnings per share — Basic and Diluted	$.07

We have elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, we have applied the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, beginning in 2006, we recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that were outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards has been based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123R. At December 31, 2006, we had $5,043 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.6 years.
The following table illustrates the effect on net earnings and earnings per share had the fair value based method been applied in prior fiscal years.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE G — STOCK-BASED COMPENSATION — Continued

	December 31,
	2005	2004
Net earnings, as reported	$27,898	$17,175
Less total stock-based compensation determined under fair value methods for all awards, net of income taxes	(1,669)	(1,650)

Pro forma net earnings	$26,229	$15,525

Earnings per share:
Basic — as reported	$1.04	$.67

Basic — pro forma	$0.98	$.61

Diluted — as reported	$1.01	$.64

Diluted — pro forma	$0.95	$.58

We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the years ended December 31, 2006, 2005 and 2004 were $10.13, $17.46 and $8.90, respectively. The assumptions used to determine such values are indicated in the following table:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.72%	4.09%	3.78%
Expected volatility	35.02%	39.45%	52.10%
Expected term (in years)	3.75	6.05	6.92
Dividend yield	—	—	—
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rate as of the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on an historical measure of the volatility of our common stock. We have not historically issued any dividends and do not expect to do so in the future. In 2006, we reduced the contractual life of all newly granted stock options to our employees from seven years to five years.
Option transactions under the plans during each of the three years in the period ended December 31, 2006 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2003	2,116,240	$6.10
Granted	689,500	15.66
Exercised	(780,500)	7.93
Canceled	(33,250)	10.52

Outstanding at December 31, 2004	1,991,990	8.62

Granted	288,000	19.82
Exercised	(320,470)	8.44
Canceled	(9,000)	18.69

Outstanding at December 31, 2005	1,950,520	8.62

Granted	282,500	10.13
Exercised	(229,082)	7.95
Canceled	(29,125)	20.93

Outstanding at December 31, 2006	1,974,813	$13.15	3.63	$10,876

Exercisable at December 31, 2006	976,824	$8.51	3.18	$7,838

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE G — STOCK-BASED COMPENSATION — Continued
The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $3,511, $4,255 and $9,111.
The following information applies to options that were outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		average
	Number	remaining	Weighted-	Number	Weighted-
Range of	outstanding	contractual	average	exercisable at	average
exercise prices	at period end	life (years)	exercise price	period end	exercise price
$ 4.04-5.88	828,150	2.92	$4.54	593,411	$4.60
$ 6.13-7.72	70,300	0.92	6.37	70,300	6.37
$14.45-20.54	781,363	4.45	16.69	304,113	16.22
$22.60-32.22	295,000	4.09	29.57	9,000	22.60

	1,974,813		$13.15	976,824	$8.51

Non-vested stock options for the year ended December 31, 2006 are summarized as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Outstanding at December 31, 2005	1,250,615	$6.07
Granted	282,500	10.13
Vested	(506,001)	7.93
Canceled	(29,125)	10.71

Outstanding at December 31, 2006	997,989	7.66

NOTE H — STOCK BUYBACK PLANS
In May 2006, we announced a $10 million stock buyback program. As of June 30, 2006, we had used all of the $10 million to repurchase 499,000 shares of our common stock under the program. We used existing cash to fund the buyback program.
In October 2006, our Board of Directors approved a $50 million stock buyback plan. Under this plan, we may repurchase up to $50 million of our common stock over a three year period, beginning in October 2006. We anticipate share purchases will be made from time to time, depending on market conditions. Shares may be purchased in the open market, including block purchases, or through privately negotiated transactions. We will not repurchase any shares from our directors, officers or affiliates. The buyback program does not obligate us to acquire any specific number of shares and may be discontinued at any time.
We intend to fund the repurchases with available cash and investments, as well as cash expected to be generated from future operations. The repurchase program is expected to be in effect through October 31, 2009 or until such amount of stock is repurchased. No shares were repurchased under this plan in 2006.
NOTE I — RELATED PARTY TRANSACTION
We use a public relations firm that is affiliated with one of our directors. Total fees paid to this firm in 2006, 2005 and 2004 were approximately $199, $228 and $153, respectively.

A.S.V., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)
NOTE J — FINANCING GUARANTEE
We have guaranteed the repayment of a $589 note made by one of our customers to a non-affiliated finance company in payment of amounts owed to us by this customer. We computed the original value of the guarantee at $35 and recorded this amount as a reduction of net sales for the year ended December 31, 2003. A similar amount has been included in other accrued liabilities at December 31, 2006 and 2005. The outstanding balance of this note was approximately $97 as of December 31, 2006.
NOTE K — MAJOR SUPPLIERS
While current vendors are meeting our quality and performance expectations, we believe alternative contract manufacturers are available should the necessity arise. However, shortages of parts or the need to change vendors could result in production delays or reductions in product shipments that could adversely affect our business. We believe that a change in suppliers for the majority of component parts could occur without material disruption of our business. However, certain parts, such as bogie wheels and rubber tracks, have a limited number of vendors and a disruption in supply could affect our ability to deliver finished goods and replacement parts.
NOTE L — SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
The following table summarizes quarterly, unaudited financial data for 2006 and 2005.

	2006
Quarters	1st	2nd	3rd	4th
Net sales	$64,877	$72,149	$62,998	$46,113
Gross profit	16,284	17,016	13,855	9,637
Net earnings	6,936	7,601	5,078	2,432
Net earnings per common share
Basic	.26	.28	.19	.09
Diluted	.25	.28	.19	.09

	2005
Quarters	1st	2nd	3rd	4th
Net sales	$53,180	$56,692	$69,219	$65,991
Gross profit	12,759	13,866	17,287	16,371
Net earnings	5,543	6,184	8,001	8,170
Net earnings per common share
Basic	.21	.23	.30	.30
Diluted	.20	.22	.29	.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
A.S.V., Inc.
     We have audited the accompanying consolidated balance sheets of A.S.V., Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     As discussed in Note A to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment effective January 1, 2006.
     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of A.S.V., Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 14, 2007

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on management’s assessment of our system of internal control over financial reporting. This report appears on pages F-18.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
A.S.V., Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that A.S.V., Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
Minneapolis, Minnesota
March 14, 2007

A.S.V., Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004

	Balance	Additions		Balance
	Beginning	Charged to		End of
Accrued Warranties	of Period	Expense	Deductions (A)	Period
2006	$5,076,570	$3,949,514	$3,132,303	$5,893,781

2005	$3,078,382	$5,402,402	$3,404,214	$5,076,570

2004	$1,341,100	$3,323,791	$1,586,509	$3,078,382

(A)	Warranty credits issued
S-1

EXHIBIT INDEX

Exhibit		Method of Filing

11	Statement re: Computation of Per Share Earnings	Filed herewith electronically

21	Subsidiaries	Filed herewith electronically

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Filed herewith electronically

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith electronically

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith electronically

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith electronically

32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith electronically