Form 10-Q
period 2007-03-31
ASV INC /MN/
filed 2007-05-10
CIK 926763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2007, 26,655,470 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,830	$17,090
Short-term investments	3,306	220
Accounts receivable, net
Trade	40,154	39,777
Caterpillar Inc.	4,385	4,407
Inventories	65,381	71,384
Deferred income taxes	4,565	4,840
Other current assets	861	903

Total current assets	142,482	138,621

PROPERTY AND EQUIPMENT, net	29,236	29,342

LONG-TERM INVESTMENTS	11,060	14,155

OTHER NON-CURRENT ASSET	245	313

INTANGIBLES, net	7,746	7,771

GOODWILL	8,386	8,386

	$199,155	$198,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$31	$37
Accounts payable
Trade	10,013	10,660
Caterpillar	24	857
Accrued liabilities
Warranties	5,758	5,894
Other	2,889	2,582
Income taxes payable	976	686

Total current liabilities	19,691	20,716

LONG-TERM LIABILITIES, less current portion	40	40

INCOME TAXES PAYABLE	1,8355	—

DEFERRED INCOME TAXES	1,745	1,630

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 70,000,000 shares authorized; shares issued and outstanding - 26,640,770 in 2007; 26,716,420 in 2006	266	267
Additional paid-in capital	87,817	88,398
Retained earnings	87,761	87,537

Total shareholders’ equity	175,844	176,202

	$199,155	$198,588

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited and in thousands, except share and earnings per share data)
Three months ended March 31,

	2007	2006
Net sales
Trade	$34,079	$42,136
Caterpillar Inc.	12,238	22,741

Total net sales	46,317	64,877

Cost of goods sold	36,761	48,593

Gross profit	9,556	16,284

Operating expenses
Selling, general and administrative	6,160	5,526
Research and development	526	348

Operating income	2,870	10,410

Other income
Interest income	377	465
Other, net	48	16

Income before income taxes	3,295	10,891

Provision for income taxes	1,236	3,955

NET EARNINGS	$2,059	$6,936

Net earnings per common share:

Basic	$.08	$.26

Diluted	$.08	$.25

Weighted average number of common shares outstanding:

Basic	26,716,095	27,089,275

Diluted	27,187,212	27,875,219

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)
Three months ended March 31,

	2007	2006
Cash flows from operating activities:
Net earnings	$2,059	$6,936
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	787	651
Amortization	25	25
Deferred income taxes	390	(330)
Stock-based compensation expense	682	646
Tax benefit from stock option exercises	80	646
Changes in assets and liabilities
Accounts receivable	(355)	(7,268)
Inventories	6,003	(8,842)
Other assets	110	369
Accounts payable	(1,480)	3,517
Accrued liabilities	171	852
Income taxes payable	290	2,604

Net cash provided by (used in) operating activities	8,762	(194)

Cash flows from investing activities:
Purchase of property and equipment	(681)	(1,789)
Purchase of short-term investments	(117)	(112)
Redemption of short-term investments	112	1,120
Redemption (purchase) of long-term investments	14	(6,204)

Net cash used in investing activities	(672)	(6,985)

Cash flows provided by financing activities:
Principal payments on long-term liabilities	(6)	(103)
Proceeds from exercise of stock options, net	144	1,388
Excess tax benefit from stock option exercises .	—	464
Retirement of common stock and warrant	(1,488)	(53)

Net cash provided by (used in) financing activities	(1,350)	1,696

Net increase (decrease) in cash and cash equivalents	6,740	(5,483)

Cash and cash equivalents at beginning of period	17,090	35,517

Cash and cash equivalents at end of period	$23,830	$30,034

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$476	$571

Adoption of FASB Interpretation No. 48	$1,835	$—
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007
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
     Changes in our warranty liability are as follows:

	March 31,
	2007	2006
Balance, beginning of period	$5,894,000	$5,077,000
Expense for new warranties issued	942,000	1,475,000
Warranty claims	(1,078,000)	(1,121,000)

Balance, end of period	$5,758,000	$5,431,000

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Stock-Based Compensation
     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)). Accordingly, compensation expense includes the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an historical measure of the volatility of our common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is zero as we have not paid dividends. Forfeitures are estimated based on historical experience and current demographics. See Note 3 for additional information regarding stock-based compensation.
Net Earnings per Common Share
     Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and common stock equivalents relating to stock options, when dilutive.
     Summarized below are the number of common stock equivalents that were included in the computation of diluted net earnings per share, along with the number of anti-dilutive options for the periods presented.

	Three Months Ended March 31,
	2007	2006
Dilutive common stock equivalents	471,117	785,944

Anti-dilutive options	894,763	149,500
NOTE 2.       INVENTORIES
     Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials, service parts and work-in-process	$49,705,000	$53,390,000
Finished goods	14,466,000	16,682,000
Used equipment held for resale	1,210,000	1,312,000

	$65,381,000	$71,384,000

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3.       STOCK-BASED COMPENSATION
     At March 31, 2007, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five or seven years and provide for accelerated vesting if there is a change in control, as defined. At March 31, 2007, we had 3,147,000 shares available for future grant under our three stock option plans.
     We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the three months March 31, 2007 and 2006 were $5.00 and $10.18, respectively. The assumptions used to determine such values are indicated in the following table:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.56%	4.69%
Expected volatility	33.97%	35.03%
Expected term (in years)	3.75	3.75
Dividend yield	—	—
     The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rate as of the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on an historical measure of the volatility of our common stock. We have not historically issued any dividends and do not expect to do so in the future. In 2006, we reduced the contractual life of all newly granted stock options to our employees from seven years to five years.
     We recorded stock-based compensation expense of $682,000 and $646,000 for the three months ended March 31, 2007 and 2006, respectively.
     Option transactions under the plans during the three months ended March 31, 2007 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2006	1,974,813	$13.15
Granted	213,500	15.43
Exercised	(24,350)	5.93
Canceled	(2,500)	24.30

Outstanding at March 31, 2007	2,161,463	$13.45	3.56	$9,440,000

Exercisable at March 31, 2007	1,387,848	$9.62	3.10	$9,351,000

     The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $214,000 and $3,005,000, respectively.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4 — STOCK BUYBACK PLAN
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
     We intend to fund the repurchases with available cash and investments, as well as cash generated from future operations. The repurchase program is expected to be in effect through October 31, 2009 or until $50 million of our stock is repurchased. During the three months ended March 31, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million.
NOTE 5.       ADOPTION OF NEW ACCOUNTING STANDARD
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarified the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, including interest and penalties, if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, we have recorded an increase in income taxes payable and a corresponding decreased to retained earnings at January 1, 2007 in the amount of $1,835,000. Included in income taxes payable is $397,000 of interest and penalties related to, more likely than not, uncertain tax positions.
     We file income tax returns in the U.S and various states, for which we are generally no longer subject to income tax examinations by tax authorities for years before 2003.
NOTE 6.       NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact that the implementation of SFAS 159 will have on our results of operations or financial condition.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We design, manufacture and sell rubber track machines and related accessories, attachments and traction products. We also manufacture rubber track undercarriages, which are a primary component on Multi-Terrain Loaders (MTL) sold by Caterpillar Inc. (Caterpillar). Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping, rental, forestry and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia, New Zealand and Kuwait. The undercarriages sold to Caterpillar are incorporated by Caterpillar in its MTL products and sold exclusively through the Caterpillar dealer network, primarily in North America. We also sell undercarriages to Vermeer Manufacturing Company (Vermeer) for use on certain of their machines (the Vermeer Machines) which are available through Vermeer dealers only. Our wholly-owned subsidiary Loegering Mfg. Inc. (Loegering) sells its products primarily through independent equipment dealers in North America.
     Our overall sales decreased 29% for the three months ended March 31, 2007, compared to the same period in 2006. We believe this was due primarily to a decrease in domestic construction activity, primarily residential housing construction, along with increased competition as more equipment manufacturers offer rubber track products than in prior years. Included in our sales for the three months ended March 31, 2007 was a 58% reduction in the sale of original equipment manufacturer (OEM) undercarriages, primarily to Caterpillar, due to a decrease in construction activity and lower production schedules by Caterpillar in anticipation of model changeovers expected later in 2007. We anticipate that our net sales for 2007 will be in the range of $230-260 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and projected future service parts demand.
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

     Intangible Assets. Our intangible assets include patents granted, patent applications, trade name, trade dress and trademarks. All of the intangibles represent the value assigned to the respective assets from our 2004 acquisition of Loegering. Patents granted are being amortized over the remaining life of the patents. All other intangibles are not being amortized as they are believed to have an indefinite life.
     We periodically review the carrying value of our intangible assets to determine whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.
     Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Loegering. The carrying value of goodwill is tested for impairment on an annual basis (most recently as of September 30, 2006) or when factors indicating impairment are present.
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
     Income Taxes. We record deferred income taxes using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The outcome of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe that it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the tax associated with tax positions taken that exceeds the amount measured above is included in income taxes payable in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Such interest and penalties are classified as additional income taxes in our statement of earnings.
     Stock-Based Compensation. We record stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Compensation expense for stock-based compensation includes the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS 123. At March 31, 2007, we had $5.3 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.3 years.

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
Results of Operations
     The following table sets forth certain Statements of Earnings data as a percentage of net sales:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Gross profit	20.6	25.1
Selling, general and administrative	13.3	8.5
Research and development	1.1	0.5
Operating income	6.2	16.0
Net earnings	4.4	10.7
     Net Sales. For the three months ended March 31, 2007, net sales decreased 29% to $46.3 million, compared with $64.9 million for the same period in 2006. This decrease was primarily the result of a significantly weaker U.S. economic climate in 2007, particularly residential housing, which affected all four categories of our sales. First, sales of OEM undercarriages decreased 58% in the first quarter of 2007 compared with the same period in 2006. This decrease was due primarily to significantly reduced orders for undercarriages used on Caterpillar’s MTLs, which utilize our undercarriages. In addition to the economic effects experienced in 2007, the reduced orders were also due in part to lower production schedules by Caterpillar in anticipation of model changeovers expected later in 2007. Sales of OEM undercarriages represented 18%, or $8.1 million, of our sales in the first quarter of 2007, compared with 30%, or $19.4 million, in the first quarter of 2006. Second, sales of ASV machines decreased 14% and represented 58%, or $27.1 million, of our sales in the first quarter of 2007, compared with 48%, or $31.4 million, in the first quarter of 2006. Third, sales of Loegering’s products totaled $5.8 million for the first quarter of 2007, or 13% of our net sales, compared with $8.5 million, or 13% of our net sales, for the first quarter of 2006. This decrease was due primarily to decreased demand for Loegering’s Versatile Track System (VTS) products, which are sold to the skid-steer market. We believe the skid-steer market continues to be affected from the decreased housing construction activity experienced in the United States. Fourth, sales of parts and other items decreased 4% to $5.3 million, or 11% of net sales, compared with $5.5 million, or 9% of net sales, for the same period in 2006. We believe this decrease was due to lower levels of machine usage in 2007 resulting from decreased activity.
     Gross Profit. Gross profit for the three months ended March 31, 2007 decreased to $9.6 million, compared with $16.3 million for the same period in 2006, and the gross profit percentage decreased to 20.6% in the first quarter of 2007 compared with 25.1% for the same period in 2006. The decrease in gross profit was due primarily to the decreased sales experienced during the first quarter of 2007. The decrease in gross profit percentage was due primarily to lower production throughput levels. Also impacting the Company’s gross margin were ASV’s efforts to upgrade dealer capability which resulted in expenses related to returns and the Company’s efforts to stimulate sales through increased use of finance incentives, which are recorded as a reduction of net sales. Based on our anticipated sales levels for 2007, we anticipate our gross profit percentage for fiscal 2007 to be in the range of 23.0-23.5%.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $5.5 million, or 8.5% of net sales, in the first quarter of 2006, to $6.2 million, or 13.3% of net sales, in the first quarter of 2007. The increase was due primarily to personnel additions made during 2006 and 2007 to support our stated strategic priorities, including increased marketing support. We anticipate our selling, general and administrative expenses will be in the range of 9.3-10.4% of net sales for fiscal 2007.

     Research and Development. Research and development expenses increased from $348,000 in the first quarter of 2006 to $526,000 in the first quarter of 2007. The increase was due to the addition of engineering and product testing personnel to improve product quality and enhance new product development. We anticipate that our future spending on research and development activities will focus on additional product offerings and additional applications of its track technology and will approximate 1.0-1.2% of net sales for fiscal 2007.
     Other Income. For the three months ended March 31, 2007, other income was $425,000, compared with $481,000 for the first quarter of 2006. This decrease was due primarily to lower interest income from lower investable cash balances during the first quarter of 2007 compared with the first quarter of 2006.
     Income Taxes. Our effective income tax rate was 37.5% for the three months ended compared to 36.3% for the same period in 2006. The increase was due to due to a combination of lower taxable income during 2007 and non-deductible expenses which occur evenly throughout the year.
     Net Earnings. For the first quarter of 2007, net earnings were $2.1 million, compared with net earnings of $6.9 million for the first quarter of 2006. The decrease was primarily a result of decreased sales with a decreased gross profit percentage, increased operating expenses and decreased non-operating income. Based on our anticipated sales, gross profit and expense levels for 2007, we anticipate our diluted earnings per share will be in the range of $0.68-$0.87 for fiscal 2007.
Liquidity and Capital Resources
     For the three months ended March 31, 2007, we generated $6.7 million of cash and cash equivalents compared with using $5.5 million of cash and cash equivalents for the three months ended March 31, 2006. During the first quarter of 2007, we generated $8.8 million of cash from operations, primarily from decreased inventory levels, profitability and non-cash expenses, offset in part by decreased accounts payable. We used $0.7 million of cash in investing activities during 2007 to purchase equipment, part of our $3 million planned capital expenditures for fiscal 2007. Financing activities used $1.3 million of cash as we repurchased $1.5 million of our common stock during the first quarter of 2007, as part of our $50 million stock buyback program authorized in October 2006, offset in part by the exercise of employee stock options.
     Our inventory levels decreased from $71.4 million at December 31, 2006 to $65.4 million at March 31, 2007. The decrease in inventory during the quarter reflected our efforts to better align the incoming flow of materials with production levels that are in line with incoming orders. Our goal is to increase our inventory turns from 2.25 turns at March 31, 2007 to 3.5 turns at December 31, 2007 through better management of incoming raw materials and decreased finished goods levels, although our inventory levels may fluctuate during the balance of 2007 to meet expected production requirements.
     Our Board of Directors approved a $50 million stock buyback plan in October 2006. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that we may repurchase $10-15 million of our common stock under this plan in 2007. We intend to fund the repurchases with available cash and investments, as well as cash generated from operations. Through March 31, 2007, we had repurchased $1.5 million of our common stock under this plan.
Customer Note Receivable
     Included in accounts receivable and other non-current assets at March 31, 2007 is a note receivable for $482,000 from a customer. The note bears interest at 6% and is due in monthly installments through January 2009. As of April 30, 2007, the customer is current on the amount owed under this note.
Relationship with Finance Companies
     We have an agreement with CIT Group, Inc. (CIT) to operate ASV Capital, a private label finance program, to offer wholesale and retail financing options on the sale of our Posi-Track products. Under this agreement, representatives of ASV and CIT make joint credit decisions, with CIT retaining the risk of the credit portfolio. We have no ownership in ASV Capital and do not share in the profit or loss of ASV Capital. We also have a relationship with one other finance company that finances the sale of our products.

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
Adoption of New Accounting Standard
     Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarified the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, we have recorded an increase in income taxes payable and a corresponding decrease to retained earnings at January 1, 2007 in the amount of $1,835,000.
New Accounting Pronouncements
     See Note 6 to our consolidated financial statements for a discussion of new accounting pronouncements.
Cash Requirements
     We believe that the cash expected to be generated from operations, combined with our existing cash, cash equivalents and investments (which totaled $38.2 million at March 31, 2007), will satisfy our projected working capital needs, our plans for stock buyback, our plans for capital expenditures and other cash requirements for the next twelve months.
Forward-Looking Statements
     Some of the statements set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report including, among other things, the statements regarding the effect of new accounting pronouncements, our future sales levels, our sales to Caterpillar, gross profit percentage, earnings per share, expense levels, inventory levels and liquidity are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including the anticipated improvement in the U.S. construction markets, our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines, market acceptance of the machines, unanticipated actions of competitors, deterioration of the general market and economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer and the other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.
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
     Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the first fiscal quarter of 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
     None
ITEM 1A.       RISK FACTORS
     In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about repurchases by us of our Common Stock during the quarter ended March 31, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
1/1/07 — 1/31/07	—	—	—	—
2/1/07 — 2/28/07	—	—	—	—
3/1/07 — 3/31/07	100,000	$14.88	100,000	$48,512,000

Total	100,000	$14.88	100,000	$48,512,000

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

A.S.V., Inc.
Dated: May 10, 2007	By /s/ Richard A. Benson
Richard A. Benson
Chief Executive Officer (duly authorized officer)

Dated: May 10, 2007	By /s/ Thomas R. Karges
Thomas R. Karges
Chief Financial Officer (principal financial and accounting officer)