Form 10-Q
period 2007-06-30
ASV INC /MN/
filed 2007-08-09
CIK 926763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 31, 2007, 26,699,322 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,240	$17,090
Short-term investments	3,301	220
Accounts receivable, net
Trade	40,176	39,777
Caterpillar Inc.	9,350	4,407
Inventories	62,504	71,384
Deferred income taxes	4,635	4,840
Other current assets	1,177	903

Total current assets	147,383	138,621

PROPERTY AND EQUIPMENT, net	28,856	29,342

LONG-TERM INVESTMENTS	11,050	14,155

OTHER NON-CURRENT ASSET	172	313

INTANGIBLES, net	7,720	7,771

GOODWILL	8,386	8,386

	$203,567	$198,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$27	$37
Accounts payable
Trade	9,117	10,660
Caterpillar	1,280	857
Accrued liabilities
Warranties	5,131	5,894
Other	2,947	2,582
Income taxes payable	894	686

Total current liabilities	19,396	20,716

LONG-TERM LIABILITIES, less current portion	36	40

INCOME TAXES PAYABLE	1,835	—

DEFERRED INCOME TAXES	1,870	1,630

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 70,000,000 shares authorized; shares issued and outstanding - 26,698,922 in 2007; 26,716,420 in 2006	267	267
Additional paid-in capital	89,129	88,398
Retained earnings	91,034	87,537

Total shareholders’ equity	180,430	176,202

	$203,567	$198,588

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales
Trade	$37,117	$49,550	$71,196	$91,686
Caterpillar	14,092	22,599	26,330	45,340

Total net sales	$51,209	$72,149	$97,526	$137,026

Cost of goods sold	39,541	55,133	76,302	103,726

Gross profit	11,668	17,016	21,224	33,300

Operating expenses:
Selling, general and administrative	6,317	5,221	12,477	10,747
Research and development	578	431	1,104	779

Operating income	4,773	11,364	7,643	21,774

Other income (expense)
Interest income	451	438	828	903

Other, net	8	(6)	56	10

Income before income taxes	5,232	11,796	8,527	22,687

Provision for income taxes	1,959	4,195	3,195	8,150

NET EARNINGS	$3,273	$7,601	$5,332	$14,537

Net earnings per common share

Basic	$.12	$.28	$.20	$.54

Diluted	$.12	$.28	$.20	$.52

Weighted average number of common shares outstanding

Basic	26,667,845	26,996,267	26,691,970	27,042,771

Diluted	27,075,639	27,526,027	27,131,425	27,700,623

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)
Six months ended June 30,

	2007	2006
Cash flows from operating activities:
Net earnings	$5,332	$14,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,602	1,368
Amortization	51	51
Deferred income taxes	445	(385)
Stock-based compensation expense	1,369	1,423
Tax benefit from stock option exercises	300	1,175
Changes in assets and liabilities
Accounts receivable	(5,342)	(7,464)
Inventories	8,880	(12,591)
Other assets	(133)	(1,095)
Accounts payable	(1,120)	2,664
Accrued liabilities	(398)	1,612
Income taxes payable	208	(855)

Net cash provided by operating activities	11,194	440

Cash flows from investing activities:
Purchase of property and equipment	(1,116)	(3,066)
Purchase of short-term investments	(112)	(113)
Redemption of short-term investments	112	1,120
Redemption (purchase) of long-term investments	24	(6,190)

Net cash used in investing activities	(1,092)	(8,249)

Cash flows provided by financing activities:
Principal payments on long-term liabilities	(14)	(116)
Proceeds from exercise of stock options, net	550	1,486
Repurchase and retirement of common stock	(1,488)	(10,051)

Net cash used in financing activities	(952)	(8,681)

Net increase (decrease) in cash and cash equivalents	9,150	(16,490)

Cash and cash equivalents at beginning of period	17,090	35,517

Cash and cash equivalents at end of period	$26,240	$19,027

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,242	$9,767

Adoption of FASB Interpretation 48	$1,835	$—
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2007
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
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by USGAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Changes in our warranty liability are as follows:

	Three Months Ended June 30,
	2007	2006
Balance, March 31	$5,758,000	$5,431,000
Expense for new warranties issued	778,000	1,922,000
Warranty claims	(1,405,000)	(1,340,000)

Balance, June 30	$5,131,000	$6,013,000

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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on an historical measure of the volatility of our common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is zero as we have not paid dividends and do not anticipate paying any dividends in the future. Forfeitures are estimated based on historical experience and current demographics. See Note 3 for additional information regarding stock-based compensation.
Net Earnings per Common Share
     Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and common stock equivalents relating to stock options, when dilutive.
     Summarized below is the number of common stock equivalents that were included in the computation of diluted net earnings per share, along with the number of anti-dilutive options for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Dilutive common stock equivalents	407,794	529,760	439,455	657,852

Anti-dilutive options	582,868	272,000	738,815	210,750
NOTE 2. INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials, service parts and work-in-process	$50,177,000	$53,390,000
Finished goods	11,359,000	16,682,000
Used equipment held for resale	968,000	1,312,000

	$62,504,000	$71,384,000

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION
     At June 30, 2007, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five or seven years and provide for accelerated vesting if there is a change in control, as defined. At June 30, 2007, we had 3,114,000 shares available for future grant under our three stock option plans.
     We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the six months ended June 30, 2007 and 2006 were $5.10 and $10.32, respectively. The assumptions used to determine such values are indicated in the following table:

	Six months ended June 30,
	2007	2006
Risk-free interest rate	4.63%	4.73%
Expected volatility	32.39%	34.95%
Expected term (in years)	3.75	3.75
Dividend yield	—	—
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
     We recorded stock-based compensation expense of $1,369,000 and $1,423,000 for the six months ended June 30, 2007 and 2006, respectively.
     Option transactions under the plans during, 2007 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2006	1,974,813	$13.15

Granted	213,500	15.43
Exercised	(24,350)	5.93
Canceled	(2,500)	24.30

Outstanding at March 31, 2007	2,161,463	$13.45

Granted	60,830	17.21
Exercised	(58,152)	6.99
Canceled	(28,375)	20.04

Outstanding at June 30, 2007	2,135,766	$13.64	3.36	$11,831,000

Exercisable at June 30, 2007	1,352,071	$10.03	2.87	$11,015,000

     The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $796,000 and $3,177,000, respectively.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4 – STOCK BUYBACK PLAN
     In October 2006, our Board of Directors approved a $50 million stock buyback plan. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that share purchases may be made from time to time, depending on market conditions and other factors. Shares may be purchased in the open market, including block purchases, or through privately negotiated transactions. We will not repurchase any shares from our directors, officers or affiliates. The buyback program does not obligate us to acquire any specific number of shares and may be discontinued at any time.
     We intend to fund the repurchases with available cash and investments, as well as cash generated from future operations. The repurchase program is expected to be in effect through October 31, 2009 or until $50 million of our stock is repurchased. For the six months ended June 30, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million.
NOTE 5. ADOPTION OF NEW ACCOUNTING STANDARD
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) which clarified the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, including interest and penalties, if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, we have recorded an increase in income taxes payable and a corresponding decrease to retained earnings at January 1, 2007 in the amount of $1,835,000. Included in income taxes payable is $397,000 of interest and penalties related to more likely than not uncertain tax positions.
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
     We design, manufacture and sell rubber track machines, related accessories, attachments and traction products. We also manufacture rubber track undercarriages, which are a primary component on Multi-Terrain Loaders (MTL) sold by Caterpillar Inc. (Caterpillar). Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping, rental, forestry and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia, New Zealand and Kuwait. The undercarriages sold to Caterpillar are utilized by Caterpillar in its MTL products and are sold exclusively through the Caterpillar dealer network, primarily in North America. We also sell undercarriages to Vermeer Manufacturing Company (Vermeer) for use on certain Vermeer machines which are sold exclusively through the Vermeer dealer network. Our wholly-owned subsidiary Loegering Mfg. Inc. (Loegering) sells its products primarily through independent equipment dealers in North America.
     Six Month Overview
     Our overall sales decreased 29% for the six months ended June 30, 2007, compared to the same period in 2006. We believe this was due primarily to a decrease in domestic construction activity, primarily residential housing construction, along with increased competition as more equipment manufacturers offer rubber track products than in prior years. Included in our sales for the six months ended June 30, 2007 was a 53% reduction in the sale of original equipment manufacturer (OEM) undercarriages, primarily to Caterpillar, due to a decrease in construction activity and lower production schedules by Caterpillar in anticipation of model changeovers which began in the second quarter of 2007. We currently anticipate that our net sales for 2007 will be in the range of $220-240 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and expected future service parts demand.
Critical Accounting Policies
     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, warranty obligations, income taxes and stock-based compensation. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers as well as other outside sources and on various other factors that are believed to be reasonable under the circumstances. The factors listed above form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and actual results may differ from these estimates under different assumptions or conditions.
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
     We periodically review the carrying value of our intangible assets to determine whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value, less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.
     Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Loegering. Goodwill is not amortized but is tested for impairment annually. Goodwill will be tested for impairment between annual tests if a triggering event occurs of circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of Loegering’s net assets exceeds their estimated fair value. The estimated fair value is determined by using a discounted cash flow analysis. We completed our annual goodwill impairment test most recently as of September 30, 2006.
     Warranties. We provide limited warranties to purchasers of our products which vary by product. Our warranties generally cover defects in materials and workmanship for one year from the delivery date to the first end-user. The rubber tracks used on our products carry a pro-rated warranty up to 1,500 hours of usage. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.
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
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The outcome of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe that it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the tax associated with tax positions taken that exceeds the amount measured above is included in income taxes payable in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Such interest and penalties, if any, would be classified as additional income taxes in our statement of earnings.

     Stock-Based Compensation. We record stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Compensation expense for stock-based compensation includes the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS 123. At June 30, 2007, we had $4.9 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.2 years.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on an historical measure of the volatility of our common stock. The risk-free rate for the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate option exercise and employee termination activity within the valuation model. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The dividend yield is zero as we have not paid dividends. Forfeitures are estimated based on historical experience and current demographics. In 2006, we reduced the contractual life of all newly granted stock options to our employees from seven years to five years.
Results of Operations
     The following table sets forth certain Statement of Earnings data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.8	23.6	21.8	24.3
Selling, general and administrative	12.3	7.2	12.8	7.8
Research and development	1.1	0.6	1.1	0.6
Operating income	9.3	15.8	7.8	15.9
Net earnings	6.4	10.5	5.5	10.6
     For the three months ended June 30, 2007 and 2006.
     Net Sales. For the three months ended June 30, 2007, net sales decreased 29% to $51.2 million, compared with $72.1 million for the same period in 2006. This decrease was primarily the result of a significantly weaker U.S. economic climate in 2007, particularly residential housing, which affected all four categories of our sales. First, sales of ASV machines decreased 26% and represented 56%, or $28.9 million, of our sales in the second quarter of 2007, compared with 54%, or $39.0 million, in the second quarter of 2006. Second, sales of OEM undercarriages decreased 48% in the second quarter of 2007 compared with the same period in 2006. This decrease was due primarily to significantly reduced orders for our undercarriages used on Caterpillar’s MTLs. In addition to the economic effects experienced in 2007, the reduced orders were also due in part to lower production schedules by Caterpillar in anticipation of model changeovers which began in the second quarter of 2007. Sales of OEM undercarriages represented 18%, or $9.1 million, of our sales in the second quarter of 2007, compared with 24%, or $17.5 million, in the second quarter of 2006. Third, sales of parts and other items decreased 15% to $7.2 million, or 14% of net sales, compared with $8.5 million, or 12% of net sales, for the same period in 2006. We believe this decrease was due to lower levels of machine usage in 2007 resulting from decreased activity. Fourth, sales of Loegering’s products totaled $6.1 million for the second quarter of 2007, or 12% of our net sales, compared with $7.1 million, or 10% of our net sales, for the second quarter of 2006. This change was due primarily to decreased demand for Loegering’s Versatile Track System (VTS) products, which are sold to the skid-steer market. We believe the skid-steer market continues to be impacted by the slumping U.S. housing market, as stated above.
     Gross Profit. Gross profit for the three months ended June 30, 2007 decreased to $11.7 million, compared with $17.0 million for the same period in 2006, and the gross profit percentage decreased to 22.8% in the second quarter of 2007 compared with 23.6% for the same period in 2006. The decrease in gross profit was due primarily to the decreased sales experienced during the second quarter of 2007. The decrease in gross profit percentage was due primarily to lower production throughput levels. Also impacting the Company’s gross margin were ASV’s efforts to stimulate sales through increased use of interest subsidies, which are recorded as a reduction of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $5.2 million, or 7.2% of net sales, in the second quarter of 2006, to $6.3 million, or 12.3% of net sales, in the second quarter of 2007. The absolute dollar increase was due primarily to personnel additions made during 2006 and 2007 to support our strategic priorities, including increased marketing support, as well as our new Chief Executive Officer. The increase in percent was due to the combination of increased expenses and lower overall sales.
     Research and Development. Research and development expenses increased from $431,000 in the second quarter of 2006 to $578,000 in the second quarter of 2007. The increase was due to the addition of engineering and product testing personnel to enhance new product development and product quality.
     Other Income. For the three months ended June 30, 2007, other income (primarily interest income) was $459,000, compared with $432,000 for the second quarter of 2006. This increase was due primarily to greater interest income from higher short-term interest rates on investable cash balances during the second quarter of 2007 compared with the second quarter of 2006.
     Income Taxes. Our effective income tax rate was 37.4% for the three months ended June 30, 2007 compared to 35.6% for the same period in 2006. The increase was due to due to a combination of lower taxable income during 2007 and non-deductible expenses which occur evenly throughout the year.
     Net Earnings. For the second quarter of 2007, net earnings were $3.3 million, compared with net earnings of $7.6 million for the second quarter of 2006. The decrease was primarily a result of decreased sales with a decreased gross profit percentage, increased operating expenses and a higher effective income tax rate.
     For the six months ended June 30, 2007 and 2006.
     Net Sales. For the six months ended June 30, 2007, net sales decreased 29% to $97.5 million, compared with $137.0 million for the same period in 2006. This decrease was primarily the result of a significantly weaker U.S. economic climate in 2007, particularly residential housing, which affected all four categories of our sales. First, sales of ASV machines decreased 21% and represented 57%, or $55.9 million, of our sales in the first half of 2007, compared with 51%, or $70.4 million, in the first half of 2006. Second, sales of OEM undercarriages decreased 53% in the first half of 2007 compared with the same period in 2006. This decrease was due primarily to significantly reduced orders for our undercarriages used on Caterpillar’s MTLs. In addition to the economic effects experienced in 2007, the reduced orders were also due in part to lower production schedules by Caterpillar in anticipation of model changeovers which began in the second quarter of 2007. Sales of OEM undercarriages represented 18%, or $17.2 million, of our sales in the first half of 2007, compared with 27%, or $36.9 million, in the first half of 2006. Third, sales of parts and other items decreased 11% in the first half of 2007 to $12.5 million, or 13% of net sales, compared with $14.1 million, or 10% of net sales, for the same period in 2006. We believe this decrease was due to lower levels of machine usage in 2007 resulting from decreased activity. Fourth, sales of Loegering’s products totaled $11.9 million for the first half of 2007, or 12% of our net sales, compared with $15.6 million, or 11% of our net sales, for the first half of 2006. This change was due primarily to decreased demand for Loegering’s VTS products, which are sold to the skid-steer market. We believe the skid-steer market continues to be impacted by the slumping U.S. housing market as stated above.
     Gross Profit. Gross profit for the six months ended June 30, 2007 decreased to $21.2 million, compared with $33.3 million for the same period in 2006, and the gross profit percentage decreased to 21.8% in the first half of 2007 compared with 24.3% for the same period in 2006. The decrease in gross profit was due primarily to the decreased sales experienced during the first half of 2007. The decrease in gross profit percentage was due primarily to lower production throughput levels. Also impacting the Company’s gross margin were ASV’s efforts to stimulate sales through increased use of interest subsidies, which are recorded as a reduction of net sales. Based on our anticipated sales levels for 2007, we currently anticipate our gross profit percentage for fiscal 2007 to be in the range of 22.4-23.1%.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $10.7 million, or 7.8% of net sales, in the first half of 2006, to $12.5 million, or 12.8% of net sales, in the first half of 2007. The increase was due primarily to personnel additions made during 2006 and 2007 to support our strategic priorities, including increased marketing support, as well as our new Chief Executive Officer. The increase in percent was due to the combination of increased expenses and lower overall sales. We currently anticipate our selling, general and administrative expenses will be in the range of 10.6-11.0% of net sales for fiscal 2007.
     Research and Development. Research and development expenses increased from $779,000 in the first half of 2006 to $1.1 million in the first half of 2007. The increase was due to the addition of engineering and product testing personnel to enhance new product development and product quality. We currently anticipate that our future spending on research and development activities will focus on additional product offerings and additional applications of its track technology and will approximate 1.0-1.1% of net sales for fiscal 2007.
     Other Income. For the six months ended June 30, 2007, other income (primarily interest income) was $884,000, compared with $913,000 for the first half of 2006. This decrease was due to lower interest income from lower investable cash balances primarily during the first quarter of 2007 compared with the balances in the comparable period in 2006, partially offset by increased interest income in the second quarter of 2007.
     Income Taxes. Our effective income tax rate was 37.5% for the six months ended June 30, 2007 compared to 35.9% for the same period in 2006. The increase was due to due to a combination of lower taxable income during 2007 and non-deductible expenses which occur evenly throughout the year.
     Net Earnings. For the six months ended June 30, 2007, net earnings were $5.3 million, compared with net earnings of $14.5 million for the same period in 2006. The decrease was primarily a result of decreased sales with a decreased gross profit percentage, increased operating expenses and a higher effective income tax rate. Based on our anticipated sales, gross profit and expense levels for 2007, we anticipate our diluted earnings per share will be in the range of $0.58-$0.68 for fiscal 2007.
Liquidity and Capital Resources
     For the six months ended June 30, 2007, we generated $9.2 million of cash and cash equivalents compared with using $16.5 million of cash and cash equivalents for the six months ended June 30, 2006. During the first half of 2007, we generated $11.2 million of cash from operations, primarily from decreased inventory levels, profitability and non-cash expenses, offset in part by increased accounts receivable and decreased accounts payable. We used $1.1 million of cash in investing activities during 2007 to purchase equipment, part of our $3 million planned capital expenditures for fiscal 2007. Financing activities used $1.0 million of cash as we repurchased $1.5 million of our common stock during the first quarter of 2007, as part of our $50 million stock buyback program authorized in October 2006, offset in part by the exercise of employee stock options.
     Our accounts receivable increased from $44.2 million at December 31, 2006 to $49.5 at June 30, 2007. This increase was due primarily to the timing of shipments during the second quarter of 2007, as a greater percentage of our shipments occurred in the last month of the quarter. This was due in part to Caterpillar’s model changeover which began in the second quarter of 2007.
     Our inventory levels decreased from $71.4 million at December 31, 2006 to $62.5 million at June 30, 2007. The decrease in inventory during the quarter reflected our efforts to better align the incoming flow of materials with production levels that are in line with incoming orders. Our goal is to increase our inventory turns from 2.5 turns at June 30, 2007 to 3.5 turns at December 31, 2007 through better management of incoming raw materials and decreased finished goods levels, although our inventory levels may fluctuate during the balance of 2007 to meet expected production requirements.
     Our Board of Directors approved a $50 million stock buyback plan in October 2006. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that we may repurchase $10-15 million of our common stock under this plan in 2007. We intend to fund the repurchases with available cash and investments, as well as cash generated from operations. For the six months ended June 30, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million.

Relationship with Finance Companies
     We have an agreement with Wells Fargo & Company (formerly CIT Group, Inc.) to operate ASV Capital, a private label finance program, to offer wholesale and retail financing options on the sale of our Posi-Track products. Under this agreement, representatives of ASV and Wells Fargo make joint credit decisions, with Wells Fargo retaining the risk of the credit portfolio. We have no ownership in ASV Capital and do not share in the profit or loss of ASV Capital. We also have a relationship with one other finance company that finances the sale of our products.
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
Cash Requirements
     We believe that the cash expected to be generated from operations, combined with our existing cash, cash equivalents and investments (which totaled $40.6 million at June 30, 2007), will satisfy our projected working capital needs, our plans for stock buyback, our plans for capital expenditures and other cash requirements for the next twelve months.
Forward-Looking Statements
     Some of the statements set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report including, among other things, the statements regarding the effect of new accounting pronouncements, our expectations regarding sales levels, gross profit percentage, expense levels, earnings per share, inventory levels and liquidity for fiscal 2007 are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including the anticipated improvement in the U.S. construction markets, our ability to geographically expand our dealer network, our ability to successfully manufacture our machines and undercarriages, unanticipated delays, costs or other difficulties in the manufacture of the machines and undercarriages, unanticipated problems or delays experienced by Caterpillar relating to the manufacturing or marketing of their machines, market acceptance of the machines, unanticipated actions of competitors, deterioration of the general market and economic conditions, corporate developments at ASV or Caterpillar, our ability to realize the anticipated benefits from our relationship with Caterpillar and the other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.

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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the second fiscal quarter of 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We made no purchases of our common stock during the three months ended June 30, 2007. For the six months ended June 30, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million. As of June 30, 2007, we had remaining authorization of $48,512,000 for repurchasing our shares under our stock buyback plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of A.S.V., Inc. was held on June 1, 2007. Matters submitted at the meeting for vote by the shareholders were as follows:
(a)	Election of Directors.

The following directors were elected at the Annual Meeting, each with the following votes:

	For	Withheld
Richard A. Benson	24,796,273	678,163
Lynn M. Cortright	24,853,109	621,327
Bruce D. Iserman	24,853,300	621,136
Leland T. Lynch	22,512,645	2,961,791
Jerome T. Miner	25,177,808	296,628
William D. Morton	24,862,532	611,904
Karlin S. Symons	24,855,542	618,894
Kenneth J. Zika	24,805,047	669,389
(b)	Ratification of Appointment of Independent Registered Public Accounting Firm.

Shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 with a vote of 25,194,300 shares for, 53,810 shares against and 226,326 shares abstaining.
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

A.S.V., Inc.

Dated: August 9, 2007	By	/s/ Richard A. Benson

Richard A. Benson
Chief Executive Officer
(principal executive officer)

Dated: August 9, 2007	By	/s/ Thomas R. Karges

Thomas R. Karges
Chief Financial Officer
(principal financial and accounting officer)