Form 10-Q
period 2007-09-30
ASV INC /MN/
filed 2007-11-09
CIK 926763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 31, 2007, 26,717,522 shares of the issuer’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
A.S.V., INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,974	$17,090
Short-term investments	3,295	220
Accounts receivable, net
Trade	38,178	39,777
Caterpillar Inc.	12,986	4,407
Inventories	59,216	71,384
Deferred income taxes	4,120	4,840
Other current assets	775	903

Total current assets	152,544	138,621

PROPERTY AND EQUIPMENT, net	28,600	29,342

LONG-TERM INVESTMENTS	11,041	14,155

OTHER NON-CURRENT ASSET	364	313

INTANGIBLES, net	7,684	7,771

GOODWILL	8,386	8,386

	$208,619	$198,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term liabilities	$22	$37
Accounts payable
Trade	11,081	10,660
Caterpillar	932	857
Accrued liabilities
Warranties	4,699	5,894
Other	3,020	2,582
Income taxes payable	153	686

Total current liabilities	19,907	20,716

LONG-TERM LIABILITIES, less current portion	32	40

INCOME TAXES PAYABLE	1,850	—

DEFERRED INCOME TAXES	2,065	1,630

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $.01 par value:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 70,000,000 shares authorized; shares issued and outstanding - 26,716,922 in 2007; 26,716,420 in 2006	267	267
Additional paid-in capital	89,957	88,398
Retained earnings	94,541	87,537

Total shareholders’ equity	184,765	176,202

	$208,619	$198,588

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Trade	$32,524	$42,209	$103,720	$133,895
Caterpillar	23,736	20,789	50,066	66,129

Total net sales	56,260	62,998	153,786	200,024

Cost of goods sold	45,833	49,143	122,135	152,869

Gross profit	10,427	13,855	31,651	47,155

Operating expenses:
Selling, general and administrative	5,546	5,817	18,023	16,564
Research and development	551	406	1,655	1,185

Operating income	4,330	7,632	11,973	29,406

Other income
Interest income	517	384	1,345	1,287
Other, net	20	12	76	22

Income before income taxes	4,867	8,028	13,394	30,715

Income taxes	1,360	2,950	4,555	11,100

NET EARNINGS	$3,507	$5,078	$8,839	$19,615

Net earnings per common share

Basic	$.13	$.19	$.33	$.73

Diluted	$.13	$.19	$.33	$.72

Weighted average number of common shares outstanding

Basic	26,707,498	26,669,269	26,697,146	26,918,270

Diluted	27,096,211	26,871,671	27,119,688	27,424,305

See notes to consolidated financial statements.

A.S.V., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$8,839	$19,615
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,416	2,112
Amortization	87	77
Deferred income taxes	1,155	(480)
Stock-based compensation expense	2,045	2,198
Tax benefit from stock option exercises	375	1,200
Changes in assets and liabilities
Accounts receivable	(6,980)	(6,724)
Inventories	12,168	(13,724)
Other assets	77	282
Accounts payable	496	2,040
Accrued liabilities	(757)	1,515
Income taxes payable	(518)	(855)

Net cash provided by operating activities	19,403	7,256

Cash flows from investing activities:
Purchase of property and equipment	(1,674)	(9,030)
Purchase of short-term investments	(112)	(116)
Redemption (purchase) of long-term investments	33	(6,175)
Redemption of short-term investments	118	1,120

Net cash used in investing activities	(1,635)	(14,201)

Cash flows from financing activities:
Principal payments on long-term liabilities	(23)	(125)
Proceeds from exercise of stock options, net	627	1,538
Retirement of common stock	(1,488)	(10,051)

Net cash used in financing activities	(884)	(8,638)

Net increase (decrease) in cash and cash equivalents	16,884	(15,583)

Cash and cash equivalents at beginning of period	17,090	35,517

Cash and cash equivalents at end of period	$33,974	$19,934

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3,543	$11,501

Adoption of FASB Interpretation 48	$1,850	$—
See notes to consolidated financial statements.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007
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
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Warranties
     We provide a limited warranty to our customers. A provision for estimated warranty costs is recorded when revenue is recognized based on estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability may be required.
     Changes in our warranty liability are as follows:

	Three Months Ended September 30,
	2007	2006
Balance, June 30	$5,131,000	$6,013,000
Expense for new warranties issued	880,000	1,332,000
Warranty claims	(1,312,000)	(1,403,000)

Balance, September 30	$4,699,000	$5,942,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Dilutive common stock equivalents	388,713	202,402	422,542	506,035

Anti-dilutive options	911,343	364,163	796,325	328,554
NOTE 2. INVENTORIES
     Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials, service parts and work in process	$44,861,000	$53,390,000
Finished goods	13,423,000	16,682,000
Used equipment held for resale	932,000	1,312,000

Balance	$59,216,000	$71,384,000

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION
     At September 30, 2007, we had three stock-based compensation plans, all previously approved by our shareholders. Stock options granted under these plans generally vest ratably over four years of service, have a contractual life of five or seven years and provide for accelerated vesting if there is a change in control, as defined. At September 30, 2007, we had 3,119,000 shares available for future grant under our three stock option plans.
     We use the Black-Scholes option pricing model to determine the fair value of our options granted. The weighted average fair values of the options granted during the nine months ended September 30, 2007 and 2006 were $5.10 and $10.32, respectively. The assumptions used to determine such values are indicated in the following table:

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	4.63%	4.73%
Expected volatility	33.95%	34.95%
Expected term (in years)	3.75	3.75
Dividend yield	0.0	0.0
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
     We recorded stock-based compensation expense of $2,045,000 and $2,198,000 for the nine months ended September 30, 2007 and 2006, respectively.
     Option transactions under the plans during, 2007 are summarized as follows:

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3. STOCK-BASED COMPENSATION – Continued

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2006	1,974,813	$13.15

Granted	213,500	15.43
Exercised	(24,350)	5.93
Canceled	(2,500)	24.30

Outstanding at March 31, 2007	2,161,463	$13.45

Granted	60,830	17.21
Exercised	(58,152)	6.99
Canceled	(28,375)	20.04

Outstanding at June 30, 2007	2,135,766	$13.64
Granted	2,500	15.45
Exercised	(18,000)	4.51
Canceled	(7,375)	20.74

Outstanding at September 30, 2007	2,112,891	$13.70	3.12	$7,594,000

Exercisable at September 30, 2007	1,382,448	$10.25	2.67	$7,594,000

     The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $1,005,000 and $3,261,000, respectively.
NOTE 4. STOCK BUYBACK PLAN
     In October 2006, our Board of Directors approved a $50 million stock buyback plan. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that share purchases may be made from time to time, depending on market conditions and other factors. Shares may be purchased in the open market, including block purchases, or through privately negotiated transactions. Under this authorization, we will not repurchase any shares from our directors, officers or affiliates. The buyback program does not obligate us to acquire any specific number of shares and may be discontinued at any time.
     We intend to fund the repurchases with available cash and investments, as well as cash generated from future operations. The repurchase program is expected to be in effect through the earlier of October 31, 2009 or until $50 million of our stock is repurchased. For the nine months ended September 30, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million.

A.S.V., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5. ADOPTION OF NEW ACCOUNTING STANDARD
     Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarified the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, we have recorded an increase in income taxes payable and a corresponding decrease to retained earnings at January 1, 2007 in the amount of $1,835,000.
     During the third quarter of 2007, we had a net favorable settlement of an uncertain tax position in the amount of $460,000, which has been recorded as a reduction of income taxes payable and income tax expense. Also during the third quarter of 2007, we reclassified $475,000 from current to long-term income taxes payable to reflect its expected payment. Included in income taxes payable at September 30, 2007 is $587,000 of interest and penalties related to more likely than not uncertain tax positions.
     We file income tax returns in the U.S. and various states, for which we are generally no longer subject to income tax examinations by tax authorities for years before 2004.
NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the implementation of SFAS 157 to have an effect on our results of operations or financial condition.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We do not expect the implementation of SFAS 159 to have an effect on our results of operations or financial condition.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We design, manufacture and sell rubber track machines, related accessories, attachments and traction products. We also manufacture rubber track undercarriages, which are a primary component on Multi-Terrain Loaders (MTL) sold by Caterpillar Inc. (Caterpillar). Our products are able to traverse nearly any terrain with minimal damage to the ground, making them useful in industries such as construction, landscaping, rental, forestry and agriculture. We distribute our products through an independent dealer network in the United States, Canada, Australia, New Zealand and Kuwait. The undercarriages sold to Caterpillar are utilized by Caterpillar in its MTL products and are sold exclusively through the Caterpillar dealer network. We also sell undercarriages to Vermeer Manufacturing Company (Vermeer) for use on certain Vermeer machines which are sold exclusively through the Vermeer dealer network. Our wholly-owned subsidiary, Loegering Mfg. Inc. (Loegering), sells its products primarily through independent equipment dealers in North America.
     Nine Month Overview
     Our overall sales decreased 23% for the nine months ended September 30, 2007, compared to the same period in 2006. We believe this was due primarily to a decrease in domestic construction activity, particularly residential housing construction, along with increased competition as more equipment manufacturers offer rubber track products than in prior years. Included in our sales for the nine months ended September 30, 2007 was a 32% reduction in the sale of original equipment manufacturer (OEM) undercarriages, primarily to Caterpillar, due to a decrease in construction activity and lower production schedules by Caterpillar in anticipation of model changeovers which began in the second quarter of 2007. We currently anticipate that our net sales for 2007 will be in the range of $200-210 million based on our current and projected level of orders for our machines, OEM undercarriages, Loegering products and expected future service parts demand.
Critical Accounting Policies
     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, warranty obligations, income taxes and stock-based compensation. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers as well as other outside sources and on various other factors that it believes to be reasonable under the circumstances. The factors listed above form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and actual results may differ from these estimates under different assumptions or conditions.
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
     Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Loegering. Goodwill is not amortized but is tested for impairment annually. Goodwill will be tested for impairment between annual tests if a triggering event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of Loegering’s net assets exceeds their estimated fair value. The estimated fair value is determined by using a discounted cash flow analysis. We completed our annual goodwill impairment test most recently as of September 30, 2006.
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
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The outcome of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe that it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the tax associated with tax positions taken that exceeds the amount measured above is included in income taxes payable in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Such interest and penalties, if any, would be classified as additional income taxes in our statement of earnings.

     Stock-Based Compensation. We record stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Compensation expense for stock-based compensation includes the estimated expense for stock options granted on, and subsequent to, January 1, 2006. Estimated expense recognized for the options granted prior to, but not vested as of January 1, 2006, was calculated based on the grant date fair value estimated in accordance with the provisions of SFAS 123. At September 30, 2007, we had $4.2 million of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 1.0 years.
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
Results of Operations
     The following table sets forth certain Statement of Earnings data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	18.5	22.0	20.6	23.6
Selling general and administrative	9.9	9.2	11.7	8.3
Research and development	1.0	0.6	1.1	0.6
Operating income	7.7	12.1	7.9	14.7
Net Earnings	6.2	8.1	5.7	9.8
     For the three months ended September 30, 2007 and 2006.
     Net Sales. For the three months ended September 30, 2007, net sales decreased 11% to $56.3 million, compared with $63.0 million for the same period in 2006. This decrease was primarily the result of a significantly weaker U.S. economic climate in 2007, particularly residential housing construction, which resulted in lower sales of our ASV machines. Sales of ASV machines decreased 33% and represented 42%, or $23.7 million, of our sales in the third quarter of 2007, compared with 56%, or $35.2 million, in the third quarter of 2006. This decrease was also due to caution on the part of our dealers to carry inventory from the weakened U.S. economic climate. Partially offsetting this decrease was a 24% increase in the sale of OEM undercarriages in the third quarter of 2007 compared with the same period in 2006. This increase was due primarily to increased orders for our undercarriages used on Caterpillar’s MTLs due to a model changeover by Caterpillar which began in the second quarter of 2007. Sales of OEM undercarriages represented 31%, or $17.3 million, of our sales in the third quarter of 2007, compared with 22%, or $14.0 million, in the third quarter of 2006. Sales of Loegering’s products increased 42% in the third quarter of 2007 compared with the same period in 2006. This increase was due to sales of its QTS™ product, which was introduced in the first quarter of 2007, along with increased sales of its VTS™ product from greater market acceptance and an increase in VTS parts sales as the population of VTS products in the field continues to grow. Finally, sales of ASV parts and other items decreased 3% to $9.3 million, or 17% of net sales, compared with $9.6 million, or 15% of net sales, for the same period in 2006. We believe this decrease was due to lower levels of machine usage in 2007 resulting from decreased construction activity.
     Gross Profit. Gross profit for the three months ended September 30, 2007 decreased to $10.4 million, compared with $13.9 million for the same period in 2006, and the gross profit percentage decreased to 18.5% in the third quarter of 2007 compared with 22.0% for the same period in 2006. The decrease in gross profit was due to the decreased sales and decreased gross profit percentage experienced during the third quarter of 2007. The decrease in gross profit percentage reflected a number of factors including one-time costs resulting from the return and rework of a limited quantity of OEM undercarriage product which included overtime and freight, a greater concentration of lower gross margin products, increased use of sales incentive programs during the period, the effects of lower production throughput, and one-time production start-up costs as ASV began implementation of its new brand and nomenclature strategy. The rollout included several new product enhancements across all machine models, including major engineering upgrades to the RC-60 (now known as the “PT-60”).
     Selling, General and Administrative. Selling, general and administrative expenses decreased from $5.8 million, or 9.2% of net sales, in the third quarter of 2006, to $5.5 million, or 9.9% of net sales, in the third quarter of 2007. The absolute dollar decrease was due primarily to no increase in our allowance for bad debts as was required in 2006, along with the a reduction in short-term incentive compensation expense and lower stock option and advertising expenses.
     Research and Development. Research and development expenses increased from $406,000 in the third quarter of 2006 to $551,000 in the third quarter of 2007. The increase was due to the addition of engineering and product testing personnel to enhance new product development and product quality.
     Other Income. For the three months ended September 30, 2007, other income (primarily interest income) was $537,000, compared with $396,000 for same period in 2006. This increase was due primarily to greater interest income from higher short-term interest rates on greater investable cash balances during the third quarter of 2007 compared with the third quarter of 2006.
     Income Taxes. Our effective income tax rate was 27.9% for the three months ended September 30, 2007 compared to 36.7% for the same period in 2006. The decrease was due primarily to the favorable settlement of an uncertain tax position during the third quarter of 2007 in the amount of $460,000. Exclusive of this settlement, our tax rate would have been 37.4%, with the increase due to a combination of lower taxable income during 2007 and non-deductible expenses which occur evenly throughout the year.
     Net Earnings. For the third quarter of 2007, net earnings were $3.5 million, compared with net earnings of $5.1 million for the third quarter of 2006. The decrease was primarily a result of decreased sales with a decreased gross profit percentage, offset in part by decreased operating expenses and a lower effective income tax rate.
     For the nine months ended September 30, 2007 and 2006.
     Net Sales. For the nine months ended September 30, 2007, net sales decreased 23% to $153.8 million, compared with $200.0 million for the same period in 2006. This decrease was primarily the result of a significantly weaker U.S. economic climate in 2007, particularly residential housing construction, which affected all four categories of our sales. First, sales of ASV machines decreased 25% and represented 52%, or $79.6 million, of our sales for the nine months ended September 30, 2007, compared with 53%, or $105.6 million, for the same period in 2006. This decrease was also due to caution on the part of our dealers to carry inventory from the weakened U.S. economic climate. Second, sales of OEM undercarriages decreased 32% for the nine months ended September 30, 2007, compared with the same period in 2006. This decrease was due primarily to reduced orders for our undercarriages used on Caterpillar’s MTLs. In addition to the economic effects experienced in 2007, the reduced orders were also due in part to lower production schedules by Caterpillar in anticipation of model changeovers which began in the second quarter of 2007. Sales of OEM undercarriages represented 22%, or $34.5 million, of our sales for the nine months ended September 30, 2007, compared with 25%, or $50.9 million, for the same period in 2006. Third, sales of Loegering’s products totaled $17.8 million for the nine months ended September 30, 2007, or 12% of our net sales, compared with $19.8 million, or 10% of our net sales, for the same period in 2006. This change was due primarily to decreased demand for Loegering’s VTS products, which are sold to the skid-steer market, offset in part by sales of its QTS product, which was introduced in the first quarter of 2007. We believe the skid-steer market continues to be impacted by the slumping U.S. housing market as stated above. Finally, sales of parts and other items decreased 8% in the nine months ended September 30, 2007 to $21.8 million, or 14% of net sales, compared with $23.7 million, or 12% of net sales, for the same period in 2006. We believe this decrease was due to lower levels of machine usage in 2007 resulting from decreased activity.
     Gross Profit. Gross profit for the nine months ended September 30, 2007 decreased to $31.7 million, compared with $47.2 million for the same period in 2006, and the gross profit percentage decreased to 20.6% the nine months ended September 30, 2007, compared with 23.6% for the same period in 2006. The decrease in gross profit was due primarily to the decreased sales experienced during 2007. The decrease in gross profit percentage was due primarily to the increased use of sales incentive programs during 2007, lower production throughput levels, one-time costs resulting from the return and rework of a limited quantity of OEM undercarriage product which included overtime and freight and one-time production start-up costs as ASV began implementation of its new brand and nomenclature strategy. Based on our anticipated sales levels for 2007, we currently anticipate our gross profit percentage for fiscal 2007 to be in the range of 20.4-20.8%.
     Selling, General and Administrative. Selling, general and administrative expenses increased from $16.6 million, or 8.3% of net sales, for the nine months ended September 30, 2006, to $18.0 million, or 11.7% of net sales, for the same period in 2007. The increase was due primarily to personnel additions made during 2006 and 2007 to support our strategic priorities, including increased marketing support. The increase in percent was due to the combination of increased expenses and lower overall sales. We currently anticipate our selling, general and administrative expenses will be in the range of 11.4-11.8% of net sales for fiscal 2007.
     Research and Development. Research and development expenses increased from $1.2 million for the nine months ended September 30, 2006 to $1.7 million for the same period in 2007. The increase was due to the addition of engineering and product testing personnel to enhance new product development and product quality. We currently anticipate our future spending on research and development activities will focus on additional product offerings and additional applications of our track technology and will be in the range of 1.0-1.1% of net sales for fiscal 2007.
     Other Income. For the nine months ended September 30, 2007, other income (primarily interest income) was $1.4 million, compared with $1.3 million for the same period in 2006. This increase was due primarily to greater interest income from higher short-term interest rates on greater investable cash balances during 2007 compared with 2006.
     Income Taxes. Our effective income tax rate was 34.0% for the nine months ended September 30, 2007 compared to 36.1% for the same period in 2006. The decrease was due primarily to the favorable settlement of an uncertain tax position during the third quarter of 2007 in the amount of $460,000. Exclusive of this settlement, our tax rate would have been 37.4%, with the increase due to a combination of lower taxable income during 2007 and non-deductible expenses which occur evenly throughout the year.
     Net Earnings. For the nine months ended September 30, 2007, net earnings were $8.8 million, compared with net earnings of $19.6 million for the same period in 2006. The decrease was primarily a result of decreased sales with a decreased gross profit percentage, increased operating expenses in the first half of the year, slightly offset by a lower effective income tax rate. Based on our anticipated sales, gross profit and expense levels for 2007, we anticipate our diluted earnings per share will be in the range of $0.41-$0.47 for fiscal 2007.
Liquidity and Capital Resources
     For the nine months ended September 30, 2007, we generated $16.9 million of cash and cash equivalents compared with using $15.6 million of cash and cash equivalents for the nine months ended September 30, 2006. During 2007, we generated $19.4 million of cash from operations, primarily from decreased inventory levels, profitability adjusted for non-cash expenses, offset in part by increased accounts receivable. We used $1.6 million of cash in investing activities during 2007 to purchase equipment as part of our $3 million planned capital expenditures for fiscal 2007. Financing activities used $0.9 million of cash as we repurchased $1.5 million of our common stock during the first quarter of 2007 as part of our $50 million stock buyback program authorized in October 2006. Partially offsetting this was cash generated by the exercise of employee stock options.
     Our accounts receivable increased from $44.2 million at December 31, 2006 to $51.2 at September 30, 2007. This increase was due primarily to the timing of shipments during the third quarter of 2007, as a greater percentage of our shipments occurred in the last month of the quarter. Caterpillar’s model changeover, which began in the second quarter of 2007, was also a factor in the increase in our accounts receivable balance at September 30, 2007.
     Our inventory levels decreased from $71.4 million at December 31, 2006 to $59.2 million at September 30, 2007. The decrease in inventory during the quarter reflected our efforts to better align the incoming flow of materials with production levels that are in line with incoming orders. Our goal is to increase our inventory turns from 2.75 turns at September 30, 2007 to 3.5 turns at December 31, 2007 through better management of incoming raw materials and decreased finished goods levels, although our inventory levels may fluctuate during the balance of 2007 to meet expected production requirements.

     Our Board of Directors approved a $50 million stock buyback plan in October 2006. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that we may repurchase $10-15 million of our common stock under this plan in 2007, balanced with assessing acquisition opportunities. We intend to fund any share repurchases with available cash and investments, as well as cash generated from operations. For the nine months ended September 30, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million.
Relationship with Finance Companies
     We have an agreement with Wells Fargo & Company (Wells Fargo, formerly CIT Group, Inc.) to operate ASV Capital, a private label finance program, to offer wholesale and retail financing options on the sale of our Posi-Track products. Under this agreement, representatives of ASV and Wells Fargo make joint credit decisions, with Wells Fargo retaining the risk of the credit portfolio. We have no ownership in ASV Capital and do not share in the profit or loss of ASV Capital. We also have a relationship with one other finance company that finances the sale of our products.
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
Adoption of New Accounting Standard
     Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarified the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, we have recorded an increase in income taxes payable and a corresponding decrease to retained earnings at January 1, 2007 in the amount of $1,835,000.
     During the third quarter of 2007, we had a net favorable settlement of an uncertain tax position in the amount of $460,000, which has been recorded as a reduction of income taxes payable and income tax expense. Also during the third quarter of 2007, we reclassified $475,000 from current to long-term income taxes payable to reflect its expected payment.
New Accounting Pronouncements
     See Note 6 to our consolidated financial statements for a discussion of new accounting pronouncements.
Cash Requirements
     We believe that the cash expected to be generated from operations, combined with our existing cash, cash equivalents and investments (which totaled $48.3 million at September 30, 2007), will satisfy our projected cash requirements for the next twelve months.
Forward-Looking Statements
     Some of the statements set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report including, among other things, the statements regarding our expectations regarding sales levels, gross profit percentage, expense levels, earnings per share, inventory levels and liquidity for fiscal 2007 are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including Caterpillar’s desire to continue purchasing undercarriage products from us, the state of the U.S.

construction markets, our ability to successfully maintain, upgrade and expand our dealer network, our ability to secure European distribution for our products, our ability to obtain needed certifications to distribute our products in foreign markets, our ability to successfully manufacture our machines, unanticipated delays, costs or other difficulties in the manufacture of our machines and undercarriages, unanticipated problems or delays experienced by Caterpillar or Vermeer relating to the manufacturing or marketing of their machines utilizing our undercarriage systems, market acceptance of our machines, deterioration of the general market and adverse economic conditions, corporate developments at ASV, Caterpillar or Vermeer, our ability to realize the anticipated benefits from our relationships with Caterpillar and Vermeer and the other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Any forward-looking statements provided from time-to-time by us represent only management’s then-best current estimate of future results or trends.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act).
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
     Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the third fiscal quarter of 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report and our other filings with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which could have a material impact on our business, financial condition or results of operations. We are updating the risk factors discussed in our Annual Report on Form 10-K by including the risk factor set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Our business would be adversely affected if we are not able to retain our existing dealer network or find alternative dealers for those dealers who choose to no longer represent our products.
     We sell our products to a dealer network primarily located in North America. The majority of these dealers also sell products of other manufacturers, some of whom have much greater resources than us and can exert significant influence over the actions of these dealers. If these manufacturers chose to impose restrictions on the products these dealers are able to sell, our business could be materially harmed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our Board of Directors approved a $50 million stock buyback plan in October 2006. Under this plan, we may repurchase up to $50 million of our common stock over a three year period beginning in October 2006. We anticipate that we may repurchase $10-15 million of our common stock under this plan in 2007. We intend to fund any repurchases with available cash and investments, as well as cash generated from operations.
     We made no purchases of our common stock during the three months ended September 30, 2007. For the nine months ended September 30, 2007, we repurchased 100,000 shares of our common stock at an aggregate cost of $1.5 million. As of September 30, 2007, we had remaining authorization of $48,512,000 for repurchasing our shares under our stock buyback plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Third Restated Articles of Incorporation of the Company (a)

3.2	Second Amended and Restated Bylaws of the Company adopted October 23, 2007 (b)

4.1	Specimen form of the Company’s Common Stock Certificate (c)

11	Statement re: Computation of Per Share Earnings

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-25620) filed electronically August 9, 2006.

(b)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 0-25620) filed electronically October 29, 2007.

(c)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-61284C) filed July 7, 1994.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.S.V., Inc.
Dated: November 9, 2007	By	/s/ Richard A. Benson
Richard A. Benson
Chief Executive Officer (principal executive officer)

Dated: November 9, 2007	By	/s/ Thomas R. Karges
Thomas R. Karges
Chief Financial Officer (principal financial and accounting officer)